Form 10-Q
period 2011-06-30
China Xingbang Industry Group Inc.
filed 2011-08-15
CIK 1521222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________________

Commission File Number: 000-54429
China Xingbang Industry Group Inc.
(Exact name of registrant as specified in its charter)

Nevada	99-0366034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7/F West Tower, Star International Mansion, No.6-20 Jinsui Rd.,
Tianhe District, Guangzhou, Guangdong Province, P.R.C. 510623
(Address of principal executive offices) (Zip Code)
(011) 86 20 38296988
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,000,000 shares of Common Stock, par value $0.001, as of August 15, 2011.

CHINA XINGBANG INDUSTRY GROUP INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

* * *
In this quarterly report, unless otherwise specified or the context otherwise requires, the terms “we” “us,” “our,” and the “Company” refer to China Xingbang Industry Group Inc. and our consolidated subsidiaries taken together as a whole.

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, we have elected to comply throughout this quarterly report with the scaled disclosure requirements applicable to “smaller reporting companies.” Except as specifically included in the quarterly report, items not required by the scaled disclosure requirements have been omitted.

PART I - FINANCIAL INFORMATION

CHINA XINGBANG INDUSTRY GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011 (UNAUDITED)

CHINA XINGBANG INDUSTRY GROUP INC. AND SUBSIDIARIES

CONTENTS

Pages

Condensed Balance Sheets as of June 30, 2011 (consolidated and unaudited) and December 31, 2010 (combined)	F1

Unaudited Condensed Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2011 (consolidated) and 2010 (combined)	F2

Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2011 (consolidated) and 2010 (combined)	F3

Notes to Condensed Financial Statements as of June 30, 2011 (consolidated and unaudited)	F4 - 11

CHINA XINGBANG INDUSTRY GROUP INC. AND SUBSIDIARIES
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	Consolidated and unaudited	Combined
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$881,199	$737,939
Accounts receivable, net	-	41,599
Prepaid expenses and other current assets	268,734	105,701
Deferred tax assets	221,042	180,529
Due from related companies	126,966	1,142,100
Due from a director	91,626	89,707
Total Current Assets	1,589,567	2,297,575

PROPERTY AND EQUIPMENT, NET	297,389	271,522

WEBSITE DEVELOPMENT COSTS, NET	158,932	165,226
TOTAL ASSETS	$2,045,888	$2,734,323

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$62,840	$46,581
Note payable	-	302,948
Deferred revenue	971,336	902,003
Other payables and accrued expenses	540,005	490,446
Income tax payable	64,542	122,910
Due to a related company	19,177	18,775
Total Current Liabilities	1,657,900	1,883,663

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock ($0.001 par value, 60,000,000 shares
authorized, no shares issued as of June 30, 2011
and December 31, 2010)	-	-
Common stock ($0.001 par value, 300,000,000 shares
authorized,80,000,000 and 79,999,000 shares
issued and outstanding as of June 30, 2011 and
December 31, 2010 respectively)	80,000	79,999
Additional paid-in capital	574,934	524,121
(Accumulated deficit) retained earnings
(Deficit) unappropriated	(294,257)	235,070
Appropriated	9,098	9,098
Accumulated other comprehensive gain	18,213	2,372
Total Stockholders' Equity	387,988	850,660
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,045,888	$2,734,323

The accompanying notes are an integral part of these condensed financial statements

CHINA XINGBANG INDUSTRY GROUP INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended June 30		Six months ended June 30,
	2011	2010	2011	2010
	Consolidated	Combined	Consolidated	Combined
REVENUE
Advertising
Lighting	$180,827	$888,997	$523,524	$1,591,666
Ceramics	23,278	121,814	39,123	213,476
	204,105	1,010,811	562,647	1,805,142

Consulting service	393,817	306,249	1,068,870	451,102

Total revenue	597,922	1,317,060	1,631,517	2,256,244

COST OF REVENUE
Advertising
Lighting	120,921	153,904	210,396	300,493
Ceramics	104,711	102,209	173,546	183,927
	225,632	256,113	383,942	484,420
Consulting service	80,755	70,493	141,351	127,473
Total cost of revenue	306,387	326,606	525,293	611,893

GROSS PROFIT	291,535	990,454	1,106,224	1,644,351

OPERATING EXPENSES
Selling, general and administrative expenses	796,279	805,959	1,596,572	1,649,098
Depreciation - property and equipment	28,712	26,531	55,894	54,443
Amortization - website development costs	4,890	4,344	9,718	8,640
Total Operating Expenses, net	829,881	836,834	1,662,184	1,712,181

NET INCOME (LOSS) FROM OPERATIONS	(538,346)	153,620	(555,960)	(67,830)

OTHER INCOME (EXPENSES)
Interest income	823	815	1,526	1,534
Interest expenses	(1,461)	(8,376)	(6,253)	(15,522)
Other income	125	233	1,682	782
Other expenses	(4,492)	(1,345)	(5,109)	(2,396)
Loss on disposal of property and equipment	(349)	-	(1,446)	-
Total Other Expenses, net	(5,354)	(8,673)	(9,600)	(15,602)

NET INCOME (LOSS) BEFORE TAXES	(543,700)	144,947	(565,560)	(83,432)

Income tax benefit (expenses)	32,954	(21,742)	36,233	12,515

NET (LOSS) INCOME	(510,746)	123,205	(529,327)	(70,917)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	10,491	(1,815)	15,841	(1,897)

COMPREHENSIVE INCOME (LOSS)	$(500,255)	$121,390	$(513,486)	$(72,814)

Net loss per share-basic and diluted	$(0.01)	$0.00	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the period
- basic and diluted	79,999,538	79,999,000	79,999,271	79,999,000

The accompanying notes are an integral part of these condensed financial statements

CHINA XINGBANG INDUSTRY GROUP INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2011	2010
	Consolidated	Combined
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(529,327)	$(70,917)
Adjusted to reconcile net loss to cash used in
operating activities:
Depreciation - property and equipment	55,894	54,443
Amortization - website development costs	9,718	8,640
Loss on disposal of property and equipments	1,446	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	42,006	21,122
Prepaid expenses and other current assets	(158,943)	(336,023)
Deferred tax assets	(36,233)	(63,937)
Increase (decrease) in:
Accounts payable	15,089	3,300
Deferred revenue	49,464	732,719
Other payables and accrued expenses	38,790	(383,718)
Income tax payable	(60,305)	(35,773)
Net cash used in operating activities	(572,401)	(70,144)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(77,403)	(2,509)
Payments for website development	-	(18,827)
Proceeds from disposals of property and equipment	234	-
Due from related companies	1,027,757	(4,151)
Due from a director	-	(215,708)
Net cash provided by (used in) investing activities	950,588	(241,195)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank loan borrowed	-	732,558
Bank loan repaid	(305,913)	-
Proceeds from issuance of shares	1	-
Contribution by stockholders	50,813	-
Repayment of advances due to a related company	-	(59,835)
Loan repaid to stockholders		(278,779)
Net cash (used in) provided by financing activities	(255,099)	393,944

EFFECT OF EXCHANGE RATES ON CASH	20,172	5,344

NET INCREASE IN CASH AND CASH EQUIVALENTS	143,260	87,949

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	737,939	713,593

CASH AND CASH EQUIVALENTS AT END OF PERIOD	881,199	801,542

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$6,253	$15,522
Cash paid for income tax	$60,305	$87,195

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
On May 13, 2011, the Company issued 79,999,000 shares of common stock in reverse merger in exchange for 100% of the common stock of Xing Bang Industry Group Limited.

The accompanying notes are an integral part of these condensed financial statements

CHINA XINGBANG INDUSTRY GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position as of June 30, 2011, the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2011 (consolidated) and 2010 (combined) and statements of cash flows for the six months ended June 30, 2011 (consolidated) and 2010 (combined). The consolidated results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited combined financial statements and footnotes of the Company for the years ended December 31, 2010 and 2009.

NOTE 2	ORGANIZATION

China Xingbang Industry Group Inc. (“China Xingbang””) was incorporated in Nevada on April 12, 2011 as a holding company.

Xing Bang Industry Group Limited (“Xingbang BVI”) was incorporated in the British Virgin Islands (“BVI”) on March 24, 2011 as a holding company.

China Group Purchase Alliance Limited (“Xingbang HK”) was incorporated in Hong Kong on August 5, 2008 as a holding company. Xingbang HK established a wholly-owned foreign enterprise (“WFOE”), Guangzhou Xingbang Information Consulting Co., Ltd (“Guangzhou Xingbang”) on May 12, 2011 in the People’s Republic of China (“PRC”) to provide consulting, investment and technical services to Guangdong Xingbang Industry Information And Media Co., Ltd. in the PRC.

Guangdong Xingbang Industry Information And Media Co., Ltd. (“Guangdong Xingbang”) was incorporated in the PRC on January 17, 2005 as a limited liability company. Guangdong Xingbang is a print media operator in the lighting and ceramics industries in the PRC. The Company also provides marketing consulting services in lighting and ceramics industries to clients and specialized towns in the PRC.

By a series of contractual arrangements between Guangzhou Xingbang and Guangdong Xingbang and all the stockholders of Guangdong Xingbang and a share exchange agreement between China Xingbang and Xingbang BVI and all the stockholders of Xingbang BVI, the results of all these companies are consolidated together. Since they are under common control, the contractual arrangements and share exchange were accounted for as a reorganization of entities under common control (See Note 2).

China Xingbang, Xingbang BVI, Xingbang HK, Guangzhou Xingbang and Guangdong Xingbang are hereinafter referred to as (“the Company”).

NOTE 3	VARIABLE INTEREST ENTITY (“VIE”)

In accordance with ASC 810, the Company analyzes its variable interests including its equity investments.  The Company determines its interests in VIE and then assess whether the Company is considered to be the primary beneficiary of this VIE.  If the Company determines it is the primary beneficiary, the Company consolidates the VIE’s assets, liabilities, results of operations and cash flows (see note 4A).  If the Company is not the primary beneficiary, the Company accounts for such interests using other applicable US GAAP.

NOTE 4	GROUP RESTRUCTURING

(A)	VIE

On May 13, 2011, the Company through its PRC subsidiary, Guangzhou Xingbang entered into a series of contractual arrangements consisting of five agreements with Guangdong Xingbang and all the stockholders of Guangdong Xingbang.  Those five agreements and their consequences are described below.

(i)	a consulting service agreement,

pursuant to which Guangdong Xingbang grants Guangzhou Xingbang the right to manage and operate Guangzhou Xingbang. In return, Guangdong Xingbang agreed to pay 100% of its net income, in each quarter, as consulting fee to Guangzhou Xingbang. The Consulting Services Agreement is effective until it is terminated by either party in the event the other party becomes bankrupt or insolvent, Guangzhou Xingbang ceases operations, or if circumstances arise which materially and adversely affect the performance or the objectives of such agreement. Guangzhou Xingbang may also terminate such agreement if Guangdong Xingbang fails to remediate a material breach, or in its sole discretion with or without cause.

(ii)
a voting rights proxy agreement, pursuant to which the stockholders of Guangdong Xingbang irrevocably grant Guangzhou Xingbang all of their voting rights as stockholder of Guangdong Xingbang; The Voting Right Proxy Agreement is effective until terminated by mutual agreement or by the WFOE with a 30-day prior written notice.

(iii)	an option agreement, pursuant to which:

(a)	Guangzhou Xingbang or its designee has an exclusive option to purchase all or part of the equity interests in Guangdong Xingbang owned by Guangdong Xingbang,and;
(b)
Guangdong Xingbang may not enter into any transaction that could materially affect its assets, liabilities, equity or operations without the prior written consent of Guangzhou Xingbang. The Option Agreement is effective for the maximum period of time permitted by Chinese law (currently 20 years).

(iv)
an equity pledge agreement, pursuant to which each of the stockholders of Guangdong Xingbang has pledged his or her equity interest in Guangdong Xingbang as the case may be, to Guangzhou Xingbang to secure their obligations under the relevant contractual control agreements, including but not limited to, the obligations of Guangdong Xingbang and its subsidiaries under the exclusive services agreement, the call option agreement, the voting rights proxy agreement described above, and each of them has agreed not to transfer, sell, pledge, dispose of or create any encumbrance on their equity interest in Guangdong Xingbang without the prior written consent of Guangzhou Xingbang.  The equity pledge agreement shall be effective for the maximum period of time permitted under Chinese law (currently 20 years).  In the event Guangdong Xingbang fails to cure a material breach, Guangzhou Xingbang may, among other remedies available, terminate such agreement.

(v)
an operating agreement, pursuant to which each of the Guangdong Xingbang Shareholders agreed to appoint the members recommended by Guangzhou Xingbang as the Directors of Guangdong Xingbang, and shall appoint members of Guangzhou Xingbang’s senior management as Guangdong Xingbang’s Chief Executive Officer, President, Chief Financial Officer, and other senior officers. The Operating Agreement is effective for the maximum period of time permitted by Chinese law (currently 20 years), unless terminated by Guangzhou Xingbang with a 30-day prior written notice.  In addition, the WFOE has the right to terminate the Operating Agreement in the event any of the agreements between Guangzhou Xingbang and Guangdong Xingbang are terminated or expire.

In the PRC restructuring transaction described above, the Company gained indirect control of Guangdong Xingbang and Guangdong Xingbang is considered a VIE of the Company.

The Company accounts for its VIE in accordance with ASC 810. As a result of the adoption of ASU 2009-17, consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, effective January 1, 2010, ASC 810 requires the consolidation of VIEs in which a company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. The Company has applied the requirements of ASC 810 on a prospective basis from the date of adoption. The Company will assess all newly created entities and those with which the Company becomes involved to determine whether such entities are VIEs and, if so, whether or not the Company is their primary beneficiary.

As required by ASC 810-10, the Company performs a qualitative assessment to determine whether the Company is the primary beneficiary of Guangdong Xingbang which is identified as a VIE of the Company.  A quality assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and the parties involved in the design of the entity. The Company’s assessment on the involvement with Guangdong Xingbang reveals that the Company has the absolute power to direct the most significant activities that impact the economic performance of Guangdong Xingbang. Under the accounting guidance, the Company is deemed to be the primary beneficiary of Guangdong Xingbang and the results of Guangdong Xingbang are consolidated in the Company’s consolidated financial statements for financial reporting purposes. As of June 30, 2011, the Company has no equity interest in Guangdong Xingbang, none of the Company’s assets serve as collateral for Guangdong Xingbang; creditors of Guangdong Xingbang have no recourse to the Company; and the Company has not provided any guarantees to Guangdong Xingbang.

The assets and liabilities associated with the Company’s combined VIE (Guangdong Xingbang) are presented on a gross basis, prior to combination adjustments, and are as follows:

	June 30,	December 31,
	2011	2010
	Unaudited

Cash and cash equivalents	$830,485	$737,939
Accounts receivable, net	-	41,599
Prepaid expenses and other current assets	253,291	105,701
Deferred tax assets	221,042	180,529
Due from related companies	126,966	1,142,100
Due from a director	107,069	89,707
Due from a group company	308,906	-
Property and equipment, net	297,389	271,522
Website development costs, net	158,932	165,226
Total assets	$2,304,080	$2,734,323

Accounts payable	$62,840	$46,581
Note payable	-	302,948
Deferred revenue	971,336	902,003
Other payables and accrued expenses	525,005	490,446
Income tax payable	64,542	122,910
Due to a related company	19,177	18,775
Total current liabilities	1,642,900	1,883,663
Equity of variable interest entities	661,180	850,660
Total liabilities and equity	$2,304,080	$2,734,323

The liabilities recognized as a result of combining this VIE do not necessarily represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the combined VIE.  Conversely, assets recognized as a result of combining this VIE do not represent additional assets that could be used to satisfy claims by the Company’s creditors as they are not legally included within the Company’s general assets.

Immediately prior to the PRC restructuring transactions that were completed on May 13, 2011, the Chief Executive Officer of the Company and his spouse controlled Guangdong Xingbang as they owned 90% and 10% respectively of its registered capital. The Chief Executive Officer also indirectly controlled Guangzhou Xingbang as he owned 56.25% of the issued share capital of Xingbang BVI, the sole stockholder of Guangzhou Xingbang. As Guangzhou Xingbang and Guangdong Xingbang are under common control, the contractual arrangements have been accounted for as a reorganization of entities under common control and the consolidated financial statements were prepared as if the reorganization occurred at the beginning of the first period presented.

(B)	Share exchange

On May 13, 2011, China Xingbang entered into a share exchange agreement with Xingbang BVI and the stockholders of Xingbang BVI in which the stockholders of Xingbang BVI exchanged 100% of the issued share capital of Xingbang BVI, valued at $80,000, for 79,999,000 shares of common stock of China Xingbang. Xingbang BVI became a wholly owned subsidiary of China Xingbang. Prior to the share exchange, the sole stockholder of China Xingbang owned 56.25% of the issued share capital of Xingbang BVI. As both companies are under common control, the share exchange involving China Xingbang and Xingbang BVI is being treated for accounting purposes as a capital transaction and a reorganization of entities under common control with China Xingbang as the accounting acquirer and Xingbang BVI as the accounting acquiree. The consolidated financial statements were prepared as if the reorganization occurred at the beginning of the first period presented.

Accordingly, these consolidated financial statements include the following:

1.	The balance sheets consisting of the net assets of the acquirer and acquiree at historical cost; and
2.	The statement of operations including the operations of the acquirer and acquiree for the periods presented.

NOTE 5	PRINCIPLES OF CONSOLIDATION AND COMBINATION

The accompanying consolidated financial statements for the three and six months ended June 30, 2011 include the financial statements of China Xingbang, its wholly owned subsidiaries, Xingbang BVI, Xingbang HK and Guangzhou Xingbang, and its contractually controlled affiliate, Guangdong Xingbang.

The accompanying combinedfinancial statements for the three and six months ended June 30, 2010 include the financial statements of the Company’s contractually controlled affiliate, Guangdong Xingbang.

All significant inter-company accounts and transactions have been eliminated in consolidation and combination.

NOTE 6	USE OF ESTIMATES

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 7	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS")." This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a significant impact to the Company's consolidated financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders' equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company believes the adoption of ASU 2011-05 concerns presentation and disclosure only and will not have an impact on the Company’s consolidated financial position or results of operations.

NOTE 8	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
	2011	2010
	Consolidated and unaudited	Combined
Advances to staff	$34,311	$11,130
Rental prepaid to stockholders	75,917	-
Rental and other deposits paid	47,204	44,740
Prepaid expenses	108,324	48,835
Other receivables	2,978	996
	$268,734	$105,701

NOTE 9	NOTE PAYABLE

Note payable consisted of the following:

	June 30,	December 31
	2011	2010
	Consolidated and unaudited	Combined
Note payable to a bank, interest rate at bank’s prime	$-	$302,948
rate plus 10% of bank's prime rate per annum,
collateralized by land and buildings owned by
two stockholders, due on April 15, 2011
	$-	$302,948

Interest expense paid on note payable for the three and six months ended June 30, 2011 and 2010 was $1,461, $0, $6,253 and $0 respectively.

NOTE 10	SEGMENTS

The Company operates in two reportable segments, advertising and consulting services. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated on consolidation. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the three and six months ended June 30, 2011 and 2010:

For the three months ended June 30,
2011	Advertising	Consulting service	Total
Revenues	$204,105	$393,817	$597,922
Gross profit (loss)	(21,527)	313,062	291,535
Net income (loss)	(875,535)	805,475	(70,060)
Total assets	719,819	1,355,255	2,075,074
Capital expenditure	10,437	19,652	30,089
Depreciation and amortization	$11,656	$21,946	$33,602

2010	Advertising	Consulting service	Total
Revenues	$1,010,811	$306,249	$1,317,060
Gross profit	754,698	235,756	990,454
Net income (loss)	(46,802)	170,007	123,205
Total assets	2,663,268	485,670	3,148,938
Capital expenditure	16,391	2,989	19,380
Depreciation and amortization	$26,114	$4,761	$30,875

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information

	2011	2010
Total net (loss) income for reportable segments	$(70,060)	$123,205

Unallocated amounts relating to corporate operations
Professional fees	(320,395)	-
Others	(120,291)	-
Total net (loss) profit	$(510,746)	$123,205

For the six months ended June 30,
2011	Advertising	Consulting service	Total
Revenues	$562,647	$1,068,870	$1,631,517
Gross profit	178,705	927,519	1,106,224
Net income (loss)	(771,044)	682,403	(88,641)
Total assets	719,819	1,355,255	2,075,074
Capital expenditure	26,850	50,553	77,403
Depreciation and amortization	$22,760	$42,852	$65,612

2010	Advertising	Consulting service	Total
Revenues	$1,805,142	$451,102	$2,256,244
Gross profit	1,320,722	323,629	1,644,351
Net income (loss)	(195,493)	124,576	(70,917)
Total assets	2,663,268	485,670	3,148,938
Capital expenditure	18,045	3,291	21,336
Depreciation and amortization	$53,354	$9,729	$63,083

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information

	2011	2010
Total net loss for reportable segments	$(88,641)	$(70,917)

Unallocated amounts relating to corporate operations
Professional fees	(320,395)	-
Others	(120,291)	-
Total net loss	$(529,327)	$(70,917)

NOTE 11	STOCKHOLDERS’ EQUITY

(A)    Common stock

On May 13, 2011, the Company issued 79,999,000 shares of common stock in reverse merger for the recapitalization of Xingbang BVI and re-organization of China Xingbang.

On May 13, 2011, the Company issued 1,000 shares of common stock to the Chief Executive Officer at par value of $1 for cash.

(B)     Appropriated retained earnings

The Company’s PRC subsidiary is required to make appropriation to the statutory surplus reserve at 10% of the after-tax net income annually until the total contributions equal to 50% of the entities’ registered capital.  The statutory reserve funds are restricted for use to set off against prior period losses, expansion of production and operations or for the increase in the registered capital of the respective companies. This reserve is therefore not available for distribution except in liquidation.

As of June 30, 2011 and December 31, 2010, the Company appropriated $9,098 and $9,098 respectively to the reserves funds based on its net income in accordance with the laws and regulations of the PRC.

NOTE 12	COMMITMENTS AND CONTINGENCIES

(a)         Defined contribution benefit plans

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the three and six months ended June 30, 2011 and 2010 were $21,128, $28,359, $34,085 and $56,109 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(b)         Rental leases commitment

The Company leases office premises from two stockholders under an operating lease at monthly rental of $12,509 which expires on December 31, 2012.

As of June 30, 2011, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:

NOTE 13	RELATED PARTY TRANSACTIONS

As of June 30, 2011 and December 31, 2010, two related companies owed $126,966 and $1,142,100 respectively to the Company which is interest free, unsecured and repayable on demand. The whole outstanding amount was fully repaid on July 13, 2011.

As of June 30, 2011 and December 31, 2010, a director owed $91,626 and $89,707 respectively to the Company which is interest free, unsecured and repayable on demand. The whole outstanding amount was fully repaid on July 13, 2011.

As of June 30, 2011 and December 31, 2010, the Company owed $19,177 and $18,775 respectively to a related company which is interest free, unsecured and repayable on demand.

Interest expenses paid to a stockholder for loans advanced to the Company in 2010 was $0, $8,376, $0 and $15,522 for the three months and six months ended June 30, 2011 and 2010 respectively.

For the three and six months ended June 30, 2011 and 2010, the Company paid two stockholders $37,770, $39,231, $75,054 and $91,831 for rentals to office premises. As of June 30, 2011 and December 31, 2010, rent prepaid to those stockholders was $75,917 and $0 respectively. (See note 8).

NOTE 14	CONCENTRATIONS AND CREDIT RISKS

As of June 30, 2011 and December 31, 2010, 100% of the Company’s assets were located in the PRC and Hong Kong and 100% of the Company’s revenues were derived from customers located in the PRC.

Details of the suppliers accounting for 10% or more of the Company’s purchases are as follows:

As of June 30, 2011 and December 31, 2010, the accounts payable for these suppliers were $62,840 and $46,581 respectively.

No single customer accounted for more than 10% of the turnover for the three and six months ended June 30, 2011 and 2010.

As of June 30, 2011 and December 31, 2010, no accounts receivable balance for any customers over 10% of accounts receivable.

NOTE 15	GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $285,159 as at June 30, 2011 that includes a net loss of $529,327 for the six months ended June 30, 2011. As at June 30, 2011, the Company’s total current liabilities exceeded its total current assets by $68,333 and the Company used cash in operations of $572,401 for the six months ended on that date. These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  The Company is actively pursuing additional funding and strategic partners, which will enable the Company to implement its business plan.  Management believes that these actions as successful will allow the Company to continue its operations through the next fiscal year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition should be read together with our combined and condensed financial statements and the notes thereto and other financial information, which are included elsewhere in this registration statement. Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In addition, our financial statements and the financial information included in this registration statement reflect our organization transactions and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

           This section contains forward-looking statements. These forward-looking statements are subject to various factors, risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Further, as a result of these factors, risks and uncertainties, the forward-looking events may not occur. Relevant factors, risks and uncertainties include, but are not limited to, those discussed in “Item 1. Business,” “Item 1A. Risk Factors” and elsewhere in this registration statement. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s beliefs and opinions as of the date of this registration statement. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. See “Forward-Looking Statements.”

Overview and Strategy

In this Quarterly Report on Form 10-Q, unless the context requires or is otherwise specified, references to the “Company,” “we,” “us,” “our” and similar expressions include the following entities (as defined herein):

(i)            China Xingbang Industry Group Inc., a Nevada corporation (“Xingbang NV”);

(ii)           Xing Bang Industry Group Limited, a British Virgin Islands company and a wholly-owned subsidiary of the Registrant (“Xingbang BVI”);

(iii)          China Group Purchase Alliance Limited, a Hong Kong company and a wholly-owned subsidiary of Xingbang BVI (“Xingbang HK”);

(iv)          Guangzhou Xingbang Information Consulting Co., Ltd., a wholly foreign-owned enterprise, or the “WFOE”, formed in the People’s Republic of China (“PRC”) and a wholly-owned subsidiary of Xingbang HK; and

(iv)          Guangdong Xingbang Industry Information & Media Co. Ltd., our principal operating subsidiary, which is a Chinese variable interest entity that the WFOE controls through certain contractual arrangements (“Guangdong Xingbang”).

Through our wholly owned subsidiaries, Xingbang BVI and Xingbang HK, we own the WFOE, which controls Guangdong Xingbang, a variable interest entity, through a series of VIE contractual arrangements.  Guangdong Xingbang is the sole source of income and operations of the Registrant.  A summary of our business is described below.

Based in the city of Guangzhou, Guangdong Province, China, Guangdong Xingbang is a company principally engaged in the provision of marketing consultancy services to manufacturers, distributors and other businesses and local governments in the lighting, ceramics and other home furnishings industry in the PRC.  We publish two weekly periodicals targeted at the lighting and ceramics industry respectively, “Guzhen Lighting Weekly” and “China Ceramics Weekly”.  “Guzhen Lighting Weekly” is a nationally distributed weekly newspaper targeted at the lighting sector of the home furnishing industry in China. It was first published in 2002.  “China Ceramics Weekly” is a nationally distributed weekly newspaper targeted at the ceramics sector of the home furnishing industry in China. It was first published in 2008.  Each of the two periodicals intends to provide comprehensive information with regard to products, new product trends, manufacturers, distributors, trade shows, forums, marketing opportunities and general news in the lighting and ceramics industry respectively.   The main subscribers of the two periodicals are manufacturers, distributors, and interior designers.

We also have online versions www.lightcity.cn and www.taocicity.com, which have been integrated into www.ju51.com since April 2009.  Visitors logging onto www.lightcity.cn or www.taocicity.com are automatically directed to www.ju51.com for the two newspapers with similar content. We distribute the two newspapers for free and derive revenue from advertisements in the two newspapers. According to data compiled by China Ranking, an institute which ranks Chinese businesses in various industries, we have the largest advertising revenue, the largest circulation and the most online visitors for the two newspapers, respectively, among comparable print industry newspapers targeted at the light and lighting industry and ceramics industry, respectively. Besides newspapers, we also provide consulting services to businesses in the lighting and ceramics industry, as well as local governments.

        In April 2009, we launched the ju51 Online Community at www.ju51.com (“ju51 Online Community”). ju51 sounds similar to Ju Wu You which means worry-free living in the Mandarin language. The online community is designed to provide information to consumers and businesses in the home furnishing industry throughout China.  On August 2, 2011 we rolled out the ju51online shopping mall (“Ju51 Mall”), a B2B2C e-commerce platform for the home furnishing industry.

       We were formed as a Nevada corporation on April 12, 2011 to acquire operational control over Guangdong Xingbang. Since foreign investors are prohibited by the laws and regulations of the People’s Republic of China to operate in the media and e-commerce business in China, we operate our business through ownership of the WFOE that provides management, consulting, investment and technical services to Guangdong Xingbang. We do not own any direct equity interest in Guangdong Xingbang. In May 2011, the WFOE entered into a series of contractual arrangements which effectively give the WFOE operational control over Guangdong Xingbang despite the lack of direct ownership. As a result of these contractual arrangements, we treat Guangdong Xingbang as a variable interest entity, or VIE, under U.S. generally accepted accounting principles, and we have included its historical financial results in our consolidated financial statements.

             Our subsidiaries, Xingbang BVI and Xingbang Hongkong are holding companies which do not have any operations or own any assets except for the ownership of the WFOE.  The only current operation of the WFOE is to provide consulting and management services to Guangdong Xingbang.  Currently, we solely rely on the results of operations of Guangdong Xingbang.   If the PRC government declares the VIE agreements are not enforceable, we will not be able to exercise effective control over Guangdong Xingbang and consolidate the financial results of Guangdong Xingbang.  In such case, our results of operations and financial position will be materially adversely affected.

Guangdong Xingbang derives revenue primarily from two types of business: advertising revenue and revenue from consulting services provided to businesses and local governments in China.

Since January 2010, the Chinese government began to put forth policies restraining real estate growth and, as a result, the demand for home furnishings began to decrease in the fourth quarter of 2010.  Manufacturers and distributors cut their advertising and consulting budgets in the first quarter of 2011 and the decreased demand had a significant impact on our deferred revenue in the first quarter of 2011.  Management believes it is possible for the Chinese government to continue its policy to restrain high housing prices in the foreseeable future. Such policy is intended to incentivize consumers who previously were not able to afford the high prices to be able to purchase homes and spend on home furnishings.  Prior to the policy change, many apartments and houses were purchased by speculators who bought them and did not spend any money to furnish them.  We believe an increased number of home buyers buying for personal occupancy will lead to increased growth in the home furnishings market and we expect to see more aggressive marketing initiatives by the home furnishings industry in the future.

As part of our operation of the ju51 Mall, we will seek to capitalize on our relationship with distributors of home furnishings.  We will seek to engage the distributors, or “channel service providers”, to develop potential advertising and consulting services clients and distribute our newspapers.  Distributors will receive commissions based on the advertising and consulting services revenue generated by such distributor, and will be compensated for its distribution costs.   As a result of our expanded client base and distribution network, and our management’s resumption of efforts in advertising and consulting services, we believe the number of advertising and consulting services clients will increase along with advertising and consulting revenues in the foreseeable future.

Critical Accounting Policies and Estimates

             In preparing our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make estimates and assumptions that affect the accounting, recognition and disclosure of our assets, liabilities, stockholders’ equity, revenues and expenses. We make these estimates and assumptions because certain information that we use is dependent upon future events, cannot be calculated with a high degree of precision from data available or cannot be readily calculated based upon generally accepted methodologies. In some cases, these estimates are particularly difficult and therefore require a significant amount of judgment. Actual results could differ from the estimates and assumptions that we use in the preparation of our condensed consolidated financial statements.

There have not been any significant changes to our critical accounting policies discussed under “Item 2.  Financial Information — Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our Form 10 registration statement.

Results of Operations — Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table presents, for the periods indicated, our consolidated unaudited statement of operations for the three months ended June 30, 2011 and 2010. Our second quarter 2011 results may not be indicative of our full year results for our fiscal year ending December 31, 2011 or future quarterly periods.

	Three months ended June 30,
	2011	2010
	(Consolidated and Unaudited)	(Combined and Unaudited)

Revenue
Advertising
Lighting	$180,827	$888,997
Ceramics	23,278	121,814
Subtotal	204,105	1,010,811
Consulting service	393,817	306,249
Total revenue	597,922	1,317,060
Cost of Revenue
Advertising
Lighting	120,921	153,904
Ceramics	104,711	102,209
Subtotal	225,632	256,113
Consulting service	80,755	70,493
Total cost of revenue	306,387	326,606
Gross Profit	291,535	990,454
Operating Expenses
Selling, general and administrative expenses	796,279	805,959
Amortization	4,890	4,344
Depreciation	28,712	26,531
Total operating expenses	829,881	836,834
Net Income (Loss) from Operations	(538,346)	153,620
Other Income (Expenses)
Interest income	823	815
Interest expenses	(1,461)	(8,376)
Other income	125	233
Other expenses	(4,492)	(1,345)
Loss on disposal of property and equipment	(349)	-
Total other expenses, net	(5,354)	(8,673)
Net Income (Loss) Before Taxes	(543,700)	144,947
Income tax benefit (expenses)	32,594	(21,742)
Net Income (Loss)	(510,746)	123,205
Other Comprehensive Income-Foreign currency translation gain (loss)	10,491	(1,815)
COMPREHENSIVE Income(Loss)	$(500,255)	$121,390
Net Income Per Share-Basic and Diluted	$(0.01)	$(0.00)
Weighted Average Number of Shares Outstanding During the Period -Basic and Diluted	79,999,538	79,999,000

Revenue

During the three months ended June 30, 2011, total revenue was $597,922, of which advertising revenue was $204,105, and consulting revenue was $393,817. During the three months ended June 30, 2010, total revenue was $1,317,060, of which advertising revenue was $1,010,811, and consulting revenue was $306,249. The decrease in total revenue was attributable to the decrease in advertising revenue, decreasing by $806,706, or approximately 80%. By contrast, consulting revenue increased by $87,568, or approximately 29%, as we focused more effort on consulting services. We believe the significant decrease in advertising revenue was due to the fact that the Chinese government put forth the policy of restraining high housing prices in January 2010, and that such policy had an adverse effect on the home furnishings market since the fourth quarter of 2010.  As a result of such policies, the manufacturers and distributors cut their advertising budgets and in the first half of 2011, we focused our efforts on the preparation of the ju51 Mall, and due to our limited management capacity, we were not able to continue to put the same amount of effort in the development and marketing of our advertising. Management believes it is possible for the Chinese government to continue its policy to restrain high housing prices in the foreseeable future. Such policy is intended to keep housing prices at reasonable and affordable levels so that consumers who previously were not able to afford home ownership will be able to purchase homes and spend on home furnishings.

As part of our operation of the ju51 Mall, we will seek to capitalize on our relationship with distributors. We intend to engage the distributors, or “channel service providers”, to develop potential advertising and consulting services clients and distribute our newspapers. In addition, we believe the ju51 Mall will increase advertising revenue. The reason for the increase in consulting revenue was that we put more effort on rendering consulting services, including increased coverage of business clients and their products in our own periodicals and website by providing in-depth analysis and review of their products and services, as well as increasing public awareness of their brands, a strategy we believe is more effective than traditional advertisement and has broader appeal to business clients.

Cost of revenue

Cost of revenue is comprised of printing costs, editorial fees, agent fees, salaries of consulting service providers and business tax relating to advertising and service rendered.

Cost of revenue for the three months ended June 30, 2011 was $306,387, as compared to $326,606 for the three months ended June 30, 2010, a decrease of $20,219, or approximately 6%, which was the result of decrease in cost of revenue in advertising, which was $30,481, or approximately 12%.  The reason for the decrease of cost of revenue in advertising was the decrease of business taxes and surcharges. The cost of consulting services increased from $70,493 for the three months ended June 30, 2010 to $80,755 for the same period in 2011, an increase of $10,262, or approximately 15%, which was mainly attributable to the increase in business taxes and surcharges caused by the increase of revenue in consulting services.

Gross profit

Gross profit was $291,535 for the three months ended June 30, 2011, a decrease of $698,919, or approximately 71%, compared to gross profit of $990,454 for the three months ended June 30, 2010. The reason for the decrease was primarily due to the decrease in advertising revenue.

Operating expenses

Operating expenses consist mainly of selling, general and administrative expense, amortization and depreciation.

Operating expenses for the three months ended June 30, 2011 were $829,881, including $796,279 in general, selling and administrative expenses, $4,890 in amortization and $28,712 in depreciation. Operating expenses for the three months ended June 30, 2010 were $836,834, composed of $805,959 in general, selling and administrative expenses, $4,344 in amortization, and $26,531 in depreciation. The decrease in operating expenses from the second quarter in 2010 to the second quarter in 2011 was $6,953, or approximately 1%. Of this amount, selling, general and administrative expenses decreased $9,680, or approximately 1%.

Other expenses, net

Other expenses, net consists of interest income and other income, interest expense and loss on sale of property and equipment.

Other expenses, net for the three months ended June 30, 2011 were $5,354 as compared to $8,673 for the three months ended June 30, 2010, a decrease of $3,319, or approximately 38%. The decrease in other expenses, net was primarily attributable to the decrease of interest expenses, which were $6,915, or approximately 83%.

Income tax benefit (expenses)

Income tax benefit was $32,954 for the three months ended June 30, 2011, as compared to income tax expenses of $21,742 for the three months ended June 30, 2010. The increase in income tax benefit was mainly attributable to the increase of net loss before taxes. Our effective income tax rate was 15% for the second quarter of 2011 and 2010, because we were qualified as a “New or High Technology Enterprise” by the Chinese government

Net income (loss)

Net loss was $510,746 for the three months ended June 30, 2011.  Net income was $123,205 for the three months ended June 30, 2010.  The decrease was mainly the result of a decrease in revenue, primarily as a result of a reduction in advertising revenue.

Other comprehensive income (loss)

Other comprehensive income was $10,491 for the three months ended June 30, 2011.  Other comprehensive loss was $1,815 for the three months ended June 30, 2010.  The reason for the increase was the rise of foreign currency translation gains, primarily caused by an increase in the RMB to U.S. dollar exchange rate in 2011 compared to 2010.

Results of Operations —Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table presents, for the years indicated, our consolidated statement of operations information.

	For the six months ended June 30,
	2011	2010
	(Consolidated and Unaudited)	(Combined and Unaudited)

Revenue
Advertising
Lighting	$523,524	$1,591,666
Ceramics	39,123	213,476
Subtotal	562,647	1,805,142
Consulting service	1,068,870	451,102
Total revenue	1,631,517	2,256.244
Cost of Revenue
Advertising
Lighting	210,396	300,493
Ceramics	173,546	183,927
Subtotal	383,942	484,420
Consulting service	141,351	127,473
Total cost of revenue	525,293	611,893
Gross Profit	1,106,224	1,644,351
Operating Expenses
Selling, general and administrative expenses	1,596,572	1,649,098
Amortization	9,718	8,640
Depreciation	55,894	54,443
Total operating expenses, net	1,662,184	1,712,181
Net Income (Loss) From Operations	(555,960)	(67,830)
Other Income(Expenses)
Interest income	1,526	1,534
Interest expenses	(6,253)	(15,522)
Other income	1,682	782
Other expenses	(5,109)	(2,396)
Loss on disposal of property and equipment	(1,446)	-
Total other expenses, net	(9,600)	(15,602)
Net Income (Loss) Before Taxes	(565,560)	(83,432)
Income Tax Benefit (Expenses)	36,233	12,515
Net Income (Loss)	(529,327)	(70,917)
Other Comprehensive Income-Foreign currency translation gain (loss)	$15,841	$(1,897)
Comprehensive Income (Loss)	$(513,486)	$(72,814)
Net Loss Per Share-Basic and Diluted	$(0.01)	$(0.00)
Weighted Average Number of Shares Outstanding During the Year -Basic and Diluted	79,999,271	79,999,000

Revenue

During the six months ended June 30, 2011, we had total revenue of $1,631,517. Of this, $562,647 was attributable to revenue generated from advertising, and $1,068,870 was attributable to consulting services rendered. During the six months ended June 30, 2010, we had total revenue in the amount of $2,256,244. Of this, $1,805,142 was attributable to revenue generated from advertising, and $451,102 was attributable to consulting services rendered. The decrease in our actual revenue from the six months ended June 30, 2010 to the six months ended June 30, 2011 was $624,727, or approximately 28%. The significant decrease in revenue was the result of the decrease in advertising revenue, which decreased by $1,242,495, or approximately 69%. We believe the significant decrease in advertising revenue was due to the fact that the Chinese government put forth the policy of restraining, high housing prices in January 2010, and that such policy had an adverse effect on the home furnishings market since the fourth quarter of 2010. As a result of such policies, the manufacturers and distributors cut their advertising budgets and we focused our efforts on the preparation of the ju51 Mall.  Due to our limited management capacity, we were not able to continue to put the same amount of effort in the development and marketing of our advertising. Management believes it is possible for the Chinese government to continue its policy to restrain high housing prices in the foreseeable future. Such policy is intended to keep housing prices at reasonable and affordable levels so that consumers who previously were not able to afford home ownership will be able to purchase homes and spend on home furnishings.  Additionally, we changed our service offerings in the first half of 2010 when we put more effort on consulting services, which caused consulting service revenue to increase by $617,768, or approximately 137%, from $451,102 for the six months ended June 30, 2010 to $1,068,870 for the six months ended June 30, 2011.

Cost of revenue

Cost of revenue is comprised of printing costs, editorial fees, agent fees, salaries of consulting service providers and business taxes relating to advertising and services rendered.

Cost of revenue for the six months ended June 30, 2011 was $525,293, as compared to $611,893 for the six months ended June 30, 2010, a decrease of $86,600, or approximately 14%. The reason for the decrease was the drop of cost of advertising, which was $100,478, or approximately 21%, and resulted mainly from the decrease of business taxes and surcharges caused by a decrease in advertising revenue. Business taxes and surcharges include business taxes, city construction taxes and taxes on education. The cost of consulting services increased from $127,473 for the six months ended June 30, 2010 to $141,351 for the six months ended June 30, 2010, an increase of $13,878, or approximately 11%, which was attributable to the increase in salaries, as well as business taxes and surcharges in generating consulting revenue.

Gross profit

Gross profit was $1,106,224 for the six months ended June 30, 2011, a decrease of $538,127, or approximately 33%, compared to gross profit of $1,644,351 for the six months ended June 30, 2010. The reason for the decrease was primarily due to the decrease in advertising revenue.

Operating expenses

              Operating expenses consist of selling, general and administrative expense, amortization and depreciation.

Operating expenses for the six months ended June 30, 2011 were $1,662,184, including $1,596,572 in general, selling and administrative expenses, $9,718 in amortization and $55,894 in depreciation. Operating expenses for the six months ended June 30, 2010 were $1,712,181, composed of $1,649,098 in general, selling and administrative expenses, $8,640 in amortization, and $54,443 in depreciation. The decrease in operating expenses from the six months ended June 30, 2010 to the six months ended June 30, 2011 was $49,997, or approximately 3%. Of this, selling, general and administrative expenses decreased $52,526, or approximately 3%, amortization increased $1,078, or approximately 12%, and depreciation increased $1,451, or approximately 3%.

Other expenses, net

Other expenses, net consist mainly of net of interest income and other income, interest expense and loss on sale of property and equipment.

Other expenses, net for the six months ended June 30, 2011 was $9,600 as compared to $15,602 for the six months ended June 30, 2010, a decrease of $6,002, or approximately 38%. The decrease in other expenses, net was primarily attributable to the decrease of interest expenses, which decreased by $9,269, or approximately 60%.

Income tax benefit (expenses)

Income tax benefit was $36,233 for the six months ended June 30, 2011, as compared to $12,515 for the six months ended June 30, 2010. The increase in income tax benefit was mainly attributable to the increase in loss before taxes, which were $565,560 for the six months ended June 30, 2011, as compared to $83,432 for the six months ended June 30, 2010, an increase of $482,128, or approximately 578% . Our effective income tax rate was 15% for 2011 and 2010, because we were qualified as a “New or High Technology Enterprise” under PRC laws, a designation which is subject to review every year.

Net loss

              Net loss was $529,327 and $70,917 for the six months ended June 30, 2011 and 2010, respectively. The increase of net loss was the result of decrease in advertising revenue, decrease in cost of revenue, and operating expenses.

Other comprehensive income (loss)

              Other comprehensive income was $15,841 for the six months ended June 30, 2011.  Other comprehensive loss was $1,897 for the six months ended June 30, 2010.  The reason for the increase was the rise in foreign currency translation gains, primarily caused by the increase in the RMB to U.S. dollar exchange rate in 2011 compared to 2010.

            Liquidity and Capital Resources

             Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on hand and demand deposits at a bank. We had $881,199 and $737,939 of cash and cash equivalents on hand as of June 30, 2011 and December 31, 2010, respectively. There was an increase of $143,260 in our cash and cash equivalents from December 31, 2010 to June 30, 2011, which was largely attributable to the increase of net cash provided by investing activities.

We require cash for working capital, capital expenditures, repayment of debt, salaries, commissions and related benefits, other operating expenses and income taxes. We expect that our working capital needs will increase for the foreseeable future, as we continue to develop and grow our business. See “Item 1. Business — Our Business Strategy”, in our Post-Effective Amendment No.1 to Form 10/A.

The following table summarizes our cash flows for the six months ended June 30, 2011 and 2010:

	For the Six Months Ended June 30,
(Unaudited) (In thousands)	2011	2010
Net cash used in operating activities	$(572,401)	$(70,144)
Net cash provided by (used in) investing activities	$950,588	$(241,195)
Net cash provided by (used in) financing activities	$(255,099)	$393,944

            Net Cash Used In Operating Activities. Net cash used in operating activities increased from $70,144 to $572,401. The most significant items affecting the comparison of our operating cash flow for the six months ended June 30, 2011 and 2010 are summarized below:

•	Increase in cash net loss from operations-- Our net loss from operations, excluding depreciation and amortization, was $463,715 and $7,834 for the first half of 2011 and 2010, respectively.

•
    Declined increase in prepaid expenses and other current assets-- Prepaid expenses and other current assets increased by $158,943 during the six months ended June 30, 2011, while they increased by $336,023 during the six months ended June 30, 2010.  The period to period decrease in change in prepaid expenses and other current assets was largely attributable to the prepayment of rent for our offices and payment of a security deposit relating to the leasing of office space.

•
    Changes in other payables and accrued expenses--Other payables and accrued expenses increased  by $38,790 during the six months ended June 30, 2011, while they decreased by $383,718 for the same period in 2010. Other payables and accrued expenses consisted of accrued welfare, accrued expenses, prepayments, other taxes payable, other payables and accrued wages.

•
   Declined increase in deferred revenue--Deferred revenue increased by $49,464 and $732,719 for the six months ended June 30, 2011 and 2010, respectively. The reasons for the declined increase was that we entered into fewer agreements for advertising and consulting services in the first half of 2011, compared to the same period in 2010. We believe the significant decrease in the number of contracts for advertising and consulting services was due to the fact that the Chinese government put forth the policy of restraining, high housing prices in January 2010, and that such policy had an adverse effect on the home furnishings market since the fourth quarter of 2010. As a result of such policies, the manufacturers and distributors cut their advertising budgets in the first half of 2011, and that we focused our efforts on the preparation of ju51 Mall during this time.  As a result, and due to our limited management capacity, we were not able to continue to put the same amount of effort in the development and marketing of our advertising. Management believes it is possible for the Chinese government to continue its policy to restrain high housing prices in the foreseeable future. Such policy is intended to keep housing prices at reasonable and affordable levels so that consumers who previously were not able to afford home ownership will be able to purchase homes and spend on home furnishings.  As part of our operation of the ju51 Mall, we will seek to capitalize on our relationship with distributors. We intend to engage the distributors, or “channel service providers”, to develop potential advertising and consulting services clients and distribute our newspapers. In addition, we believe the ju51 Mall will increase our advertising business. As a result of our expanded client base and distribution network, and our management’s resumption of efforts in advertising and consulting services, we believe the number of advertising and consulting services clients will increase along with the advertising and consulting revenues in the foreseeable future.

Net Cash provided by Investing Activities. Our investing activities for the six months ended June 30, 2011 and 2010 provided cash of $950,588 and used cash of $241,195, respectively. This increase was primarily due to the repayment of amounts due to us from related companies.

Net Cash Used in Financing Activities. Net cash used in financing activities was $255,099 for the six months ended June 30, 2011. Net cash provided by financing activities was $393,944 for the six months ended June 30, 2010. The reason for the increase was that that we repaid a bank loan of $305,913 in April 2011.

Capital Resources

We had negative working capital of $68,333 as of June 30, 2011 and working capital of $413,912 as of December 31, 2010. The reason for the working capital deficit as of June 30, 2011 was primarily due to the decrease in amounts due from related companies and the increase in deferred revenue and other payables and accrued expenses.

Except for the negative working capital, we also had an accumulated deficit of $285,159 as of June 30, 2011 that included a net loss of $529,327 for the six months ended June 30, 2011, and net cash used in operations of $572,401 for the six months ended June 30, 2011. These were caused by the following factors:

•
We entered into fewer agreements for advertising and consulting services for the first half of 2011, compared to the same period in 2010, mainly because we focused on the preparation of the Ju51 Online Mall in the first half of 2011, and due to our limited management capacity, we were not able to continue to put the same amount of effort in the development and marketing of our advertising and consulting services;

•
From January 2010, the Chinese government began to put forth policies restraining the real estate growth and, as a result, the demand for home furnishings began to decrease in the fourth quarter of 2010. As a result, manufacturers and distributors cut their advertising and consulting budgets in the first half of 2011 and this had a significant impact on our revenue and net cash provided by operating activities in the first half of 2011; and

•	We paid $150,000 in auditing fees in the second quarter of 2011 relating to the filing of our Form 10, an expense we will not incur in the second half of the year.

Management believes revenue will increase in the second half of 2011, which in turn will improve our working capital and net cash provided by operating activities, for the following reasons:

•
the Chinese government will continue its policy to restrain high housing prices in the foreseeable future. Such policy is intended to incentivize consumers who previously were not able to afford the high prices to be able to purchase homes and spend on home furnishings;

•
 as part of our operation of the ju51 Mall, we will seek to capitalize on our relationship with distributors, or “channel service providers”, who we intend to engage to develop potential advertising and consulting services clients and distribute our newspapers.  The distributor will receive commission based on the advertising and consulting services revenue generated by such distributor, and will be compensated for its distribution costs; and

•
revenue from ju51 Mall will increase our revenue on the whole. We have entered into contracts with 21 manufacturers, 13 distributors (which cover 19 provinces in China) and 45 retailers in the lighting industry to open flagship stores, become channel service providers or open direct stores at ju51 Mall for three years respectively, at RMB54.5 million (approximately $8.3 million) per year, of which 3 flagship stores and 10 direct stores have paid rents in advance, totaling RMB 1.1 million (approximately $0.17 million).

We are a holding company with no significant revenue generating operations of our own, and thus any cash flows from operations are and will be generated by Guangdong Xingbang through our WFOE’s existing consulting services management arrangement with Guangdong Xingbang. Our ability to service our debt and fund our ongoing operations is dependent on the results of these operations and their ability to provide us with cash. The WFOE’s ability to make loans or pay dividends are restricted under PRC law and may be restricted under the terms of future indebtedness, governing documents or other agreements.

Based upon the cash on hand, anticipated cash to be received from our operations and the expected availability of cash from Guangdong Xingbang’s shareholders, we believe that our sources of liquidity will be sufficient to enable us to meet our cash needs for at least the next 12 months.  However, our liquidity and capital position could be adversely affected by:

•	Loss of revenue from advertising, consulting services or from the launch of the ju51 Online Mall, which was opened on August 2, 2011;

•	Guangdong Xingbang’s delay or discontinuance of payment of consulting fees under the VIE agreements;

•	The change in our of policy on accounts receivable;

•	the enactment of new laws and regulations;

•	our inability to grow our business as we anticipate by expanding our existing advertising and consulting services and through our new e-commerce business;

•	any other changes in the cost structure of our underlying business model; and

•	any of the other risks and uncertainties described in “Item 1A. Risk Factors”, in our Post-Effective Amendment No. 1 to Form 10.

Debt Obligations

The following is a summary of amounts outstanding under our debt obligations as of June 30, 2011 and December 31, 2010.

	June 30,	December 31
	2011	2010
Due to a related company	$19,177	18,775
Loan agreement note payable	-	302,948
Total debt	$19,177	321,723

Due to a related company

              As of June 30, 2011 and December 31, 2010, Guangdong Xingbang owed Zhongshan Xingbang Purchase & Exhibition Service Co., Ltd (“Zhongshan Xingbang”) $19,177 and $18,775 respectively, under an unsecured, interest-free, demand loan. Zhongshan Xingbang is an entity controlled by Mr. Xiaohong Yao, our Chairman of the Board, CEO and President.  As of June 30, 2011, Guangzhou Xingbang Industry Culture & Communication Co., Ltd. (“Xingbang Culture”) owed Guangdong Xingbang RMB820,646.08 ($126,966) under an interest-free, unsecured, demand loan. Xingbang Culture is an entity controlled by Mr. Xiaohong Yao, our Chairman of the Board, CEO and President. Xingbang Culture repaid in full all amounts owed to Guangdong Xingbang on July 13, 2011.

Loan agreement

               As of June 7, 2010, Guangdong Xingbang borrowed RMB5,000,000 ($738,596), at an interest rate equal to the then effective prime rate plus 10% from Shenzhen Development Bank (the “June 2010 Bank Loan”). The June 2010 Bank Loan has a one-year term. In September 2010, Guangdong Xingbang repaid RMB3,000,000 ($443,158) to the bank, and repaid the remaining RMB2,000,000 ($302,948) in April 2011.

   Off-Balance Sheet Arrangements

As of June 30, 2011, 13 channel service providers have entered into agreements to join the ju51 Mall which covers 19 provinces. 45 direct stores and 21 flagship stores have also entered into agreements to join ju51 Mall. The total contract amount from these sources is RMB54.5 million (approximately $8.3 million), of which 3 flagship stores and 10 direct stores have paid their rent in advance.  Ju51 Mall was rolled out on August 2, 2011. We did not have any other off-balance sheet obligations involving uncombined subsidiaries that provide financing or potentially expose us to unrecorded financial obligations. All of our obligations with respect to Guangdong Xingbang have been presented on our consolidated balance sheet.

Recently Issued Accounting Pronouncements

See Note 7 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1  — Financial Statements” for a description of recently issued and adopted accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position, and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2011. Based upon the June 30, 2011 disclosure controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that information required to be disclosed in the reports we file, furnish or submit under the Exchange Act is recorded, processed, summarized and reported within the specified time periods in the rules and forms of the Securities and Exchange Commission. These officers have concluded that our disclosure controls and procedures were also effective to provide a reasonable level of assurance that information required to be disclosed in the reports that we file, furnish or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e). Our disclosure controls and procedures are designed to provide reasonable assurance of achieving these objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), to determine whether any changes occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes during the quarter ended June 30, 2011.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We may be involved in litigation and other legal proceedings from time to time in the ordinary course of our business. Except as otherwise set forth in this quarterly report, we believe the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors that were included in our Post-Effective Amendment 1 to our Form 10 registration statement filed with the SEC on August 9, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no issuances of our equity securities during the quarter ended June 30, 2011.

Limitations on Our Payment of Dividends

We have not paid any cash dividends to date and we do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

In the future, we may be a party to agreements that limit or restrict our ability to pay dividends.

In addition, Nevada corporate law prohibits us from making any distribution (including a dividend) on our capital stock at a time when:

•	we would not be able to pay our debts as they become due in the usual course of business; or
•
our total assets would be less than the sum of (i) our total liabilities plus (ii) the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution (although we presently do not have any stockholders with such preferential rights).

Guangzhou Xingbang Information Consulting Co., Ltd. is a wholly-foreign owned enterprise under the laws of the PRC. The principal regulations governing dividend distributions by wholly foreign owned enterprises and Sino-foreign equity joint ventures include:

•	The Wholly Foreign Owned Enterprise Law (1986), as amended;
•	The Wholly Foreign Owned Enterprise Law Implementing Rules (1990), as amended;

•	The Sino-foreign Equity Joint Venture Enterprise Law (1979), as amended; and
•	The Sino-foreign Equity Joint Venture Enterprise Law Implementing Rules (1983), as amended.

Under these regulations, wholly foreign owned enterprises and Sino-foreign equity joint ventures in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, before paying dividends to their shareholders, these foreign invested enterprises are required to set aside at least 10% of their profits each year, if any, to fund certain reserve funds until the amount of the cumulative total reserve funds reaches 50% of the relevant company’s registered capital. Accordingly, the WFOE is allowed to distribute dividends only after having set aside the required amount of its profits into the reserve funds as required under applicable PRC laws and regulations.

Issuer Repurchases of Equity Securities

During the quarter ended June 30, 2011, we did not repurchase any of our shares of our common stock.

Item 3. Defaults on Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits.

See Index to Exhibits below following the signature page to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA XINGBANG INDUSTRY GROUP INC.

Date: August 15, 2011	By:	/s/ Xiaohong Yao
Xiaohong Yao
Chairman, President and Chief Executive Officer

Date: August 15, 2011	By:	/s/ Haigang Song
Haigang Song
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.