Form 10-Q/A
period 2011-06-30
China Xingbang Industry Group Inc.
filed 2011-08-30
CIK 1521222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment No.1

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

  EXPLANATORY NOTE

China Xingbang Industry Group Inc. (unless the context otherwise requires, includes its direct and indirect subsidiaries and is referred to as “ Company ,” “ we ,” “ us ” or “ our ”) is filing this Amendment No. 1 (the “ Amendment ”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, which was originally filed on August 15, 2011 (the “ Original Filing”), to (i) correct certain typographical errors and to supply tables in the Notes to the Consolidated Financial Statements with regard to “Note 13 Related Party Transactions” and “Note 14 Concentrations and Credit Risks” which were inadvertently omitted from the Original Filing; and (ii) to revise Item 4 “Disclosure Controls and Procedures” to include management’s reassessment and conclusion that our internal controls and procedures were not effective as of June 30, 2011.

              Except as expressly stated in this Amendment, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosure contained in the Amendment to reflect events that have occurred since the date of the Original Filing.  Accordingly, this Amendment must be read in conjunction with our other filings, if any, made with the Securities and Exchange Commission (“ SEC ”) subsequent to the filing of the Original Filing, including amendments to those filings, if any.

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

The accompanying notes are an integral part of these condensed financial statements

CHINA XINGBANG INDUSTRY GROUP INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended June 30		Six months ended June 30,
	2011	2010	2011	2010
	Consolidated	Combined	Consolidated	Combined
REVENUE
Advertising
Lighting	$180,827	$888,997	$523,524	$1,591,666
Ceramics	23,278	121,814	39,123	213,476
	204,105	1,010,811	562,647	1,805,142

Consulting service	393,817	306,249	1,068,870	451,102

Total revenue	597,922	1,317,060	1,631,517	2,256,244

COST OF REVENUE
Advertising
Lighting	120,921	153,904	210,396	300,493
Ceramics	104,711	102,209	173,546	183,927
	225,632	256,113	383,942	484,420
Consulting service	80,755	70,493	141,351	127,473
Total cost of revenue	306,387	326,606	525,293	611,893

GROSS PROFIT	291,535	990,454	1,106,224	1,644,351

OPERATING EXPENSES
Selling, general and administrative expenses	796,279	805,959	1,596,572	1,649,098
Depreciation - property and equipment	28,712	26,531	55,894	54,443
Amortization - website development costs	4,890	4,344	9,718	8,640
Total Operating Expenses, net	829,881	836,834	1,662,184	1,712,181

NET INCOME (LOSS) FROM OPERATIONS	(538,346)	153,620	(555,960)	(67,830)

OTHER INCOME (EXPENSES)
Interest income	823	815	1,526	1,534
Interest expenses	(1,461)	(8,376)	(6,253)	(15,522)
Other income	125	233	1,682	782
Other expenses	(4,492)	(1,345)	(5,109)	(2,396)
Loss on disposal of property and equipment	(349)	-	(1,446)	-
Total Other Expenses, net	(5,354)	(8,673)	(9,600)	(15,602)

NET INCOME (LOSS) BEFORE TAXES	(543,700)	144,947	(565,560)	(83,432)

Income tax benefit (expenses)	32,954	(21,742)	36,233	12,515

NET (LOSS) INCOME	(510,746)	123,205	(529,327)	(70,917)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	10,491	(1,815)	15,841	(1,897)

COMPREHENSIVE INCOME (LOSS)	$(500,255)	$121,390	$(513,486)	$(72,814)

Net income ( loss ) per share-basic and diluted	$(0.01)	$0.00	$(0.01)	$0.00

Weighted average number of shares outstanding during the period
- basic and diluted	79,999,538	79,999,000	79,999,271	79,999,000

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

NOTE 2       ORGANIZATION

China Xingbang Industry Group Inc. (“China Xingbang””) was incorporated in Nevada on April 12, 2011 as a holding company.

Xing Bang Industry Group Limited (“Xingbang BVI”) was incorporated in the British Virgin Islands (“BVI”) on March 24, 2011 as a holding company.

China Group Purchase Alliance Limited (“Xingbang HK”) was incorporated in Hong Kong on August 5, 2008 as a holding company. Xingbang HK established a wholly foreign -owned enterprise (“WFOE”), Guangzhou Xingbang Information Consulting Co., Ltd (“Guangzhou Xingbang”) on May 12, 2011 in the People’s Republic of China (“PRC”) to provide consulting, investment and technical services to Guangdong Xingbang Industry Information And Media Co., Ltd. in the PRC.

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

(b)         Rental leases commitment

The Company leases office premises from two stockholders under an operating lease at monthly rental of $12,509 which expires on December 31, 2012.

As of June 30, 2011, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:

For the fiscal periods ending June 30,
2012	$75,054
2013	75,054
Total	$150,108

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

Details of the suppliers accounting for 10% or more of the Company’s purchases are as follows:

	Supplier A	Supplier B
For the three months ended
June 30, 2011	60%	40%
June 30, 2010	100%	-

For the six months ended
June 30, 2011	60%	40%
June 30, 2010	100%	-

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

Since January 2010, the Chinese government began to put forth policies restraining real estate growth and, as a result, the demand for home furnishings began to decrease in the fourth quarter of 2010.  Manufacturers and distributors cut their advertising and consulting budgets in the first quarter of 2011 and the decreased demand had a significant impact on our revenue and deferred revenue in the first quarter of 2011.  Management believes it is possible for the Chinese government to continue its policy to restrain high housing prices in the foreseeable future. Such policy is intended to incentivize consumers who previously were not able to afford the high prices to be able to purchase homes and spend on home furnishings.  Prior to the policy change, many apartments and houses were purchased by speculators who bought them and did not spend any money to furnish them.  We believe an increased number of home buyers buying for personal occupancy will lead to increased growth in the home furnishings market and we expect to see more aggressive marketing initiatives by the home furnishings industry in the future.

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

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make estimates and assumptions that affect the accounting, recognition and disclosure of our assets, liabilities, stockholders’ equity, revenues and expenses. We make these estimates and assumptions because certain information that we use is dependent upon future events, which cannot be calculated with a high degree of precision from data available or cannot be readily calculated based upon generally accepted methodologies. In some cases, these estimates are particularly difficult and therefore require a significant amount of judgment. Actual results could differ from the estimates and assumptions that we use in the preparation of our condensed consolidated financial statements.

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

	Three months ended June 30,
	2011	2010
	(Consolidated and Unaudited)	(Combined and Unaudited)

Revenue
Advertising
Lighting	$180,827	$888,997
Ceramics	23,278	121,814
Subtotal	204,105	1,010,811
Consulting service	393,817	306,249
Total revenue	597,922	1,317,060
Cost of Revenue
Advertising
Lighting	120,921	153,904
Ceramics	104,711	102,209
Subtotal	225,632	256,113
Consulting service	80,755	70,493
Total cost of revenue	306,387	326,606
Gross Profit	291,535	990,454
Operating Expenses
Selling, general and administrative expenses	796,279	805,959
Amortization	4,890	4,344
Depreciation	28,712	26,531
Total operating expenses	829,881	836,834
Net Income (Loss) from Operations	(538,346)	153,620
Other Income (Expenses)
Interest income	823	815
Interest expenses	(1,461)	(8,376)
Other income	125	233
Other expenses	(4,492)	(1,345)
Loss on disposal of property and equipment	(349)	-
Total other expenses, net	(5,354)	(8,673)
Net Income (Loss) Before Taxes	(543,700)	144,947
Income tax benefit (expenses)	32,594	(21,742)
Net Income (Loss)	(510,746)	123,205
Other Comprehensive Income-Foreign currency translation gain (loss)	10,491	(1,815)
Comprehensive Income (Loss)	$(500,255)	$121,390
Net Income (Loss) Per Share-Basic and Diluted	$(0.01)	$0.00
Weighted Average Number of Shares Outstanding During the Period -Basic and Diluted	79,999,538	79,999,000

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

Cost of revenue

Cost of revenue is comprised of printing costs, editorial fees, agent fees, salaries of consulting service providers and business tax relating to advertising services rendered.

Cost of revenue for the three months ended June 30, 2011 was $306,387, as compared to $326,606 for the three months ended June 30, 2010, a decrease of $20,219, or approximately 6%, which was the result of a decrease in cost of revenue in advertising, which was $30,481, or approximately 12%.

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

Other expenses, net

Other expenses, net consists mainly of net of interest income and other income, interest expense and loss on disposal of property and equipment.

Other expenses, net for the three months ended June 30, 2011 were $5,354 as compared to $8,673 for the three months ended June 30, 2010, a decrease of $3,319, or approximately 38%. The decrease in other expenses, net was primarily attributable to the decrease of interest expenses, which were $6,915, or approximately 83%.   T he reason for the significant decrease in interest expenses was the decrease in interest-bearing loan which decreased $182,870 as of March 31, 2011 compared with March 31, 2010.

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

Results of Operations —Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table presents, for the periods indicated, our consolidated statement of operations information.

	For the six months ended June 30,
	2011	2010
	(Consolidated and Unaudited)	(Combined and Unaudited)

Revenue
Advertising
Lighting	$523,524	$1,591,666
Ceramics	39,123	213,476
Subtotal	562,647	1,805,142
Consulting service	1,068,870	451,102
Total revenue	1,631,517	2,256.244
Cost of Revenue
Advertising
Lighting	210,396	300,493
Ceramics	173,546	183,927
Subtotal	383,942	484,420
Consulting service	141,351	127,473
Total cost of revenue	525,293	611,893
Gross Profit	1,106,224	1,644,351
Operating Expenses
Selling, general and administrative expenses	1,596,572	1,649,098
Amortization	9,718	8,640
Depreciation	55,894	54,443
Total operating expenses, net	1,662,184	1,712,181
Net Income (Loss) From Operations	(555,960)	(67,830)
Other Income(Expenses)
Interest income	1,526	1,534
Interest expenses	(6,253)	(15,522)
Other income	1,682	782
Other expenses	(5,109)	(2,396)
Loss on disposal of property and equipment	(1,446)	-
Total other expenses, net	(9,600)	(15,602)
Net Income (Loss) Before Taxes	(565,560)	(83,432)
Income Tax Benefit (Expenses)	36,233	12,515
Net Income (Loss)	(529,327)	(70,917)
Other Comprehensive Income-Foreign currency translation gain (loss)	$15,841	$(1,897)
Comprehensive Income (Loss)	$(513,486)	$(72,814)
Net Income ( Loss ) Per Share-Basic and Diluted	$(0.01)	$0.00
Weighted Average Number of Shares Outstanding During the Year -Basic and Diluted	79,999,271	79,999,000

Revenue

During the six months ended June 30, 2011, we had total revenue of $1,631,517. Of this, $562,647 was attributable to revenue generated from advertising, and $1,068,870 was attributable to consulting services rendered. During the six months ended June 30, 2010, we had total revenue in the amount of $2,256,244. Of this, $1,805,142 was attributable to revenue generated from advertising, and $451,102 was attributable to consulting services rendered. The decrease in our actual revenue from the six months ended June 30, 2010 to the six months ended June 30, 2011 was $624,727, or approximately 28%. The significant decrease in revenue was the result of the decrease in advertising revenue, which decreased by $1,242,495, or approximately 69%. We believe the significant decrease in advertising revenue was due to the fact that the Chinese government put forth the policy of restraining, high housing prices in January 2010, and that such policy had an adverse effect on the home furnishings market since the fourth quarter of 2010. As a result of such policies, the manufacturers and distributors cut their advertising budgets , and the fact that we focused our efforts on the preparation of the ju51 Mall, due to our limited management capacity, we were not able to continue to put the same amount of effort in the development and marketing of our advertising. Management believes it is possible for the Chinese government to continue its policy to restrain high housing prices in the foreseeable future. Such policy is intended to keep housing prices at reasonable and affordable levels so that consumers who previously were not able to afford home ownership will be able to purchase homes and spend on home furnishings.   As part of our operation of the ju51 Mall, we will seek to capitalize on our relationship with distributors. We intend to engage the distributors, or “channel service providers”, to develop potential advertising and consulting services clients and distribute our newspapers. In addition, we believe the ju51 Mall will increase advertising revenue. The reason for the increase in consulting revenue was that we put more effort on rendering consulting services, including increased coverage of business clients and their products in our own periodicals and website by providing in-depth analysis and review of their products and services, as well as increasing public awareness of their brands, a strategy we believe is more effective than traditional advertisement and has broader appeal to business clients.

Our consulting service revenue increased by $617,768, or approximately 137%, from $451,102 for the six months ended June 30, 2010 to $1,068,870 for the six months ended June 30, 2011. The reason for the increase was that we changed our service offerings in the first half of 2010 when we put more effort on consulting services.

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

Other expenses, net

Other expenses, net consist mainly of net interest income and other income, interest expense and loss on disposal of property and equipment.

Other expenses, net for the six months ended June 30, 2011 was $9,600 as compared to $15,602 for the six months ended June 30, 2010, a decrease of $6,002, or approximately 38%. The decrease in other expenses, net was primarily attributable to the decrease of interest expenses, which decreased by $9,269, or approximately 60%. The reason for the significant decrease in interest expenses was that we paid off bank loan at $302,948 in April 2011.

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

•
   Declined increase in deferred revenue--Deferred revenue increased by $49,464 and $732,719 for the six months ended June 30, 2011 and 2010, respectively. The reasons for the declined increase was that we entered into fewer agreements for advertising and consulting services in the first half of 2011, compared to the same period in 2010. We believe the significant decrease in the number of contracts for advertising and consulting services was due to the fact that the Chinese government put forth the policy of restraining, high housing prices in January 2010, and that such policy had an adverse effect on the home furnishings market since the fourth quarter of 2010. As a result of such policies, the manufacturers and distributors cut their advertising budgets in the first half of 2011, and that we focused our efforts on the preparation of ju51 Mall during this time, and due to our limited management capacity, we were not able to continue to put the same amount of effort in the development and marketing of our advertising. Management believes it is possible for the Chinese government to continue its policy to restrain high housing prices in the foreseeable future. Such policy is intended to keep housing prices at reasonable and affordable levels so that consumers who previously were not able to afford home ownership will be able to purchase homes and spend on home furnishings.  As part of our operation of the ju51 Mall, we will seek to capitalize on our relationship with distributors. We intend to engage the distributors, or “channel service providers”, to develop potential advertising and consulting services clients and distribute our newspapers. In addition, we believe the ju51 Mall will increase our advertising business. As a result of our expanded client base and distribution network, and our management’s resumption of efforts in advertising and consulting services, we believe the number of advertising and consulting services clients will increase along with the advertising and consulting revenues in the foreseeable future.

Net Cash provided by (used in) Investing Activities. Our investing activities for the six months ended June 30, 2011 and 2010 provided cash of $950,588 and used cash of $241,195, respectively. This increase was primarily due to the repayment of amounts due to us from related companies.

Net Cash Provided by ( Used in ) Financing Activities. Net cash used in financing activities was $255,099 for the six months ended June 30, 2011. Net cash provided by financing activities was $393,944 for the six months ended June 30, 2010. The reason for the change was that that we repaid a bank loan of $305,913 in April 2011.

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

•

•	We paid $150,000 in auditing fees and $50,000 legal fees in the second quarter of 2011 relating to the filing of our Form 10 .

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

Item 4. Controls and Procedures.

We seek to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended ( the “ Exchange Act ”)   is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms , and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures .

In the Company’s Original Filing of this Form 10-Q, management concluded that the Company maintained effective internal controls and procedures as of June 30, 2011. However, in connection with this Amendment No. 1 to Form 10-Q, management, including our Chief Executive Officer and interim Chief Financial Officer, reassessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011 and has subsequently determined that our disclosure controls and procedures were not effective as June 30, 2011 due to certain material weaknesses including (i) lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements; and (ii) lack of standard charter of accounts and written accounting manual and closing procedures to facilitate preparation of financial statements under U.S. GAAP for financial reporting processes.  As a result of such material weaknesses, management has revised its previous assessment to conclude that as of June 30, 2011, our disclosure controls and procedures were not effective.

Limitations on the Effectiveness of Disclosure Controls .

Readers are cautioned that our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.   A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except as disclosed above

PART II - OTHER INFORMATION

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits.

ExhibitNo.	Description
10.9	Unofficial English translation of the Exclusive Advertising Agency Agreement with Shopping Guide Press with respect to Guzhen Lighting Weekly -- incorporated by reference from Exhibits 10.9 to the Registration Statement on Form 10 filed on June 6, 2011.
10.10	Unofficial English translation of the Exclusive Advertising Agency Agreement with Shopping Guide Press with respect to China Ceramic Weekly -- incorporated by reference from Exhibits 10.10 to the Registration Statement on Form 10 filed on June 6, 2011.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herein
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

CHINA XINGBANG INDUSTRY GROUP INC.

Date: August 30 , 2011	By:	/s/ Xiaohong Yao
Xiaohong Yao
Chairman, President and Chief Executive Officer

Date: August 30 , 2011	By:	/s/ Haigang Song
Haigang Song
Chief Financial Officer and Treasurer