Form 10-Q
period 2011-09-30
China Xingbang Industry Group Inc.
filed 2011-11-14
CIK 1521222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 81,244,000 shares of Common Stock, par value $0.001, as of November 11, 2011.

CHINA XINGBANG INDUSTRY GROUP INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

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

PART I - FINANCIAL INFORMATION

CHINA XINGBANG INDUSTRY GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011 (UNAUDITED)

CHINA XINGBANG INDUSTRY GROUP INC. AND SUBSIDIARIES

CONTENTS

Pages

Condensed Balance Sheets as of September 30, 2011 (consolidated and unaudited) and December 31, 2010 (combined)	F-1

Unaudited Condensed Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2011 (consolidated) and 2010 (combined)	F-2

Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2011 (consolidated) and 2010 (combined)	F-3

Notes to Condensed Financial Statements as of September 30, 2011 (consolidated and unaudited)	F-4 to F-11

CHINA XINGBANG INDUSTRY GROUP INC. AND SUBSIDIARIES
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	Consolidated and unaudited	Combined
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,014,615	$737,939
Accounts receivable, net	1,458,137	41,599
Prepaid expenses and other current assets	116,226	105,701
Deferred tax assets	185,510	180,529
Due from related companies	3,514	1,142,100
Due from a director	-	89,707
Total Current Assets	2,778,002	2,297,575

PROPERTY AND EQUIPMENT, NET	288,732	271,522

WEBSITE DEVELOPMENT COSTS, NET	263,403	165,226
TOTAL ASSETS	$3,330,137	$2,734,323

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$24,465	$46,581
Note payable	-	302,948
Deferred revenue	814,095	902,003
Other payables and accrued expenses	911,957	490,446
Income tax payable	201,250	122,910
Due to a related company	14,730	18,775
Total Current Liabilities	1,966,497	1,883,663

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock ($0.001 par value, 60,000,000 shares
authorized, no shares issued as of September 30,
2011 and December 31, 2010)	-	-
Common stock ($0.001 par value, 300,000,000 shares
authorized,80,000,000 and 79,999,000 shares
issued and outstanding as of September 30, 2011
and December 31, 2010 respectively)	80,000	79,999
Common stock, 1,244,000 shares to be issued	1,244	-
Stock subscription receivable	(88,350)	-
Additional paid-in capital	959,330	524,121
Retained earnings
Unappropriated	352,975	235,070
Appropriated	9,098	9,098
Accumulated other comprehensive gain	49,343	2,372
Total Stockholders' Equity	1,363,640	850,660

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,330,137	$2,734,323

The accompanying notes are an integral part of these condensed financial statements

CHINA XINGBANG INDUSTRY GROUP INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
	Consolidated	Combined	Consolidated	Combined
REVENUE
Advertising
Lighting	$254,424	$674,037	$777,948	$2,265,703
Ceramics	32,635	101,021	71,758	314,497
	287,059	775,058	849,706	2,580,200
Consulting service	317,901	533,278	1,386,771	984,380
E-commerce	1,431,179	-	1,431,179	-
Total revenue	2,036,139	1,308,336	3,667,656	3,564,580

COST OF REVENUE
Advertising
Lighting	123,489	113,232	333,885	413,725
Ceramics	85,051	65,726	258,597	249,653
	208,540	178,958	592,482	663,378
Consulting service	22,049	96,219	163,400	223,692
E-commerce	143,713	-	143,713	-
Total cost of revenue	374,302	275,177	899,595	887,070

GROSS PROFIT	1,661,837	1,033,159	2,768,061	2,677,510

OPERATING EXPENSES
Selling, general and administrative expenses	777,164	511,941	2,373,736	2,161,039
Depreciation - property and equipment	29,705	26,413	85,599	80,856
Amortization - website development costs	-	5,298	9,718	13,938
Total Operating Expenses, net	806,869	543,652	2,469,053	2,255,833

NET INCOME FROM OPERATIONS	854,968	489,507	299,008	421,677

OTHER INCOME (EXPENSES)
Interest income	997	647	2,523	2,181
Interest expenses	-	(16,457)	(6,293)	(31,979)
Other income	923	3,667	2,605	4,449
Other expenses	(5,661)	(746)	(10,730)	(3,142)
Loss on disposal of property and equipment	(4,305)	(13,560)	(5,751)	(13,560)
Total Other Expenses, net	(8,046)	(26,449)	(17,646)	(42,051)

NET INCOME BEFORE TAXES	846,922	463,058	281,362	379,626

Income tax expenses	(199,690)	(69,473)	(163,457)	(56,958)

NET INCOME	647,232	393,585	117,905	322,668

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	31,130	3,114	46,971	1,217

COMPREHENSIVE INCOME	$678,362	$396,699	$164,876	$323,885

Net income per share-basic and diluted	$0.01	$0.00	$0.00	$0.00

Weighted average number of shares outstanding during the period
- basic and diluted	80,148,739	79,999,000	80,040,641	79,999,000

The accompanying notes are an integral part of these condensed financial statements

CHINA XINGBANG INDUSTRY GROUP INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2011	2010
	Consolidated	Combined
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$117,905	$322,668
Adjusted to reconcile net income to cash (used in) provided
by operating activities:
Depreciation - Operating expenses	85,599	80,856
Amortization - Operating expenses	9,718	13,938
Amortization - Cost of revenue	4,952	-
Loss on disposal of property and equipments	5,751	13,560
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(1,389,245)	21,182
Prepaid expenses and other current assets	(6,698)	7,420
Deferred tax assets	(4,442)	(48,208)
Increase (decrease) in:
Accounts payable	(23,317)	(12,673)
Deferred revenue	(117,377)	606,135
Other payables and accrued expenses	400,730	(731,609)
Income tax payable	72,675	81,741
Net cash (used in) provided by operating activities	(843,749)	355,010

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(99,703)	(58,385)
Payments for website development	(105,363)	(31,369)
Proceeds from disposals of property and equipment	811	3,844
Repayment from related companies	1,157,144	-
Advances to related companies	-	(152,267)
Due from a director	91,159	10,264
Net cash provided by (used in) investing activities	1,044,048	(227,913)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank loan borrowed	-	293,858
Bank loan repaid	(307,853)	-
Proceeds from issuance of shares	297,291	-
Contribution by stockholders	47,382	-
Repayment of advances due to a related company	(4,618)	(136,850)
Loan repaid to stockholders	-	(487,332)
Net cash provided by (used in) financing activities	32,202	(330,324)

EFFECT OF EXCHANGE RATES ON CASH	44,175	11,070

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	276,676	(192,157)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	737,939	713,593

CASH AND CASH EQUIVALENTS AT END OF PERIOD	1,014,615	521,436

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$6,293	$31,979
Cash paid for income tax	$89,453	$23,427

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position as of September 30, 2011, the results of operations and comprehensive income for the three and nine months ended September 30, 2011 (consolidated) and 2010 (combined) and statements of cash flows for the nine months ended September 30, 2011 (consolidated) and 2010 (combined). The consolidated results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited combined financial statements and footnotes of the Company for the years ended December 31, 2010 and 2009.

NOTE 2	ORGANIZATION

China Xingbang Industry Group Inc. (“China Xingbang””) was incorporated in Nevada on April 12, 2011 as a holding company.

Xing Bang Industry Group Limited (“Xingbang BVI”) was incorporated in the British Virgin Islands (“BVI”) on March 24, 2011 as a holding company.

China Group Purchase Alliance Limited (“Xingbang HK”) was incorporated in Hong Kong on August 5, 2008 as a holding company. Xingbang HK established a wholly foreign owned enterprise (“WFOE”), Guangzhou Xingbang Information Consulting Co., Ltd (“Guangzhou Xingbang”) on May 12, 2011 in the People’s Republic of China (“PRC”) to provide consulting, investment and technical services to Guangdong Xingbang Industry Information And Media Co., Ltd. in the PRC.

Guangdong Xingbang Industry Information & Media Co., Ltd. (“Guangdong Xingbang”) was incorporated in the PRC on January 17, 2005 as a limited liability company. Guangdong Xingbang is a print media operator in the home furnishing industry in the PRC. The Company also provides marketing consulting services to clients in the home furnishing industry and local government in the PRC. Starting from August 2011, the Company began to provide e-commerce services, namely B2B2C, to manufacturers and distributors, and brick-and-mortar stores located in different part of the PRC through the e-commerce platform, referred to as ju51 Mall, developed by the Company.

By a series of contractual arrangements between Guangzhou Xingbang, Guangdong Xingbang and all the stockholders of Guangdong Xingbang and a share exchange agreement between China Xingbang, Xingbang BVI and all the stockholders of Xingbang BVI, the results of all these companies are consolidated together. Since they are under common control, the contractual arrangements and share exchange were accounted for as a reorganization of entities under common control (See Note 4).

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
pursuant to which the stockholders of Guangdong Xingbang irrevocably grant Guangzhou Xingbang with all of their voting rights as stockholder of Guangdong Xingbang. The Voting Right Proxy Agreement is effective until terminated by mutual agreement or by the WFOE with a 30-day prior written notice.

(iii)	an option agreement, pursuant to which:

(a)	Guangzhou Xingbang or its designee has an exclusive option to purchase all or part of the equity interests in Guangdong Xingbang owned by Guangdong Xingbang, and;
(b)
Guangdong Xingbang may not enter into any transaction that could materially affect its assets, liabilities, equity or operations without the prior written consent of Guangzhou Xingbang. The Operating Agreement is effective for the maximum period of time permitted by Chinese law (currently 20 years).

(iv)	an equity pledge agreement,
pursuant to which each of the stockholders of Guangdong Xingbang has pledged his or her equity interest in Guangdong Xingbang to Guangzhou Xingbang to secure their obligations under the relevant contractual control agreements, including but not limited to, the obligations of Guangdong Xingbang and its subsidiaries under the exclusive services agreement, the call option agreement, the voting rights proxy agreement described above, and each of them has agreed not to transfer, sell, pledge, dispose of or create any encumbrance on their equity interest in Guangdong Xingbang without the prior written consent of Guangzhou Xingbang. The equity pledge agreement is effective for the maximum period of time permitted by Chinese law (currently 20 years). In the event Guangdong Xingbang fails to cure a material breach, Guangzhou Xingbang may, among other remedies available, terminate such agreement, and;

(v)	an operating agreement,
pursuant to which each of the stockholders of Guangdong Xingbang has agreed to appoint the members recommended by Guangzhou Xingbang as the Directors of Guangdong Xingbang, and shall appoint members of Guangzhou Xingbang’s senior management as Guangdong Xingbang’s  Chief Executive Officer, President, Chief Financial Officer, and other senior officers. The Operating Agreement is effective for the maximum period of time permitted by Chinese law (currently 20 years), unless terminated by Guangzhou Xingbang with a 30-day prior written notice. In addition, the WFOE has the right to terminate the Operating Agreement in the event any of the agreements between Guangzhou Xingbang and Guangdong Xingbang are terminated or expire.

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

As required by ASC 810-10, the Company performs a qualitative assessment to determine whether the Company is the primary beneficiary of Guangdong Xingbang which is identified as a VIE of the Company.  A quality assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and the parties involved in the design of the entity. The Company’s assessment on the involvement with Guangdong Xingbang reveals that the Company has the absolute power to direct the most significant activities that impact the economic performance of Guangdong Xingbang. Under the accounting guidance, the Company is deemed to be the primary beneficiary of Guangdong Xingbang and the results of Guangdong Xingbang are consolidated in the Company’s consolidated financial statements for financial reporting purposes. As of September 30, 2011, the Company has no equity interest in Guangdong Xingbang, none of the Company’s assets serve as collateral for Guangdong Xingbang; creditors of Guangdong Xingbang have no recourse to the Company; and the Company has not provided any guarantees to Guangdong Xingbang.

The assets and liabilities associated with the Company’s combined VIE (Guangdong Xingbang) are presented on a gross basis, prior to combination adjustments, and are as follows:

	September 30,	December 31,
	2011	2010
	Unaudited

Cash and cash equivalents	$957,862	$737,939
Accounts receivable, net	1,458,137	41,599
Prepaid expenses and other current assets	115,815	105,701
Deferred tax assets	185,510	180,529
Due from related companies	3,514	1,142,100
Due from a director	-	89,707
Due from group companies	379,955	-
Property and equipment, net	288,732	271,522
Website development costs, net	263,403	165,226
Total assets	$3,652,928	$2,734,323

Accounts payable	$24,465	$46,581
Note payable	-	302,948
Deferred revenue	814,095	902,003
Other payables and accrued expenses	703,245	490,446
Income tax payable	201,250	122,910
Due to a group company	300,721	-
Due to a related company	14,730	18,775
Total current liabilities	2,058,506	1,883,663
Equity of variable interest entities	1,594,422	850,660
Total liabilities and equity	$3,652,928	$2,734,323

As of September 30, 2011, the Company agreed to waive the management fee payable by Guangdong Xingbang for a period of 3 years from May 13, 2011 to May 12, 2014 in order for Guangdong Xingbang to keep enough cash to fund its e-commerce business.

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

The accompanying consolidated financial statements for the three and nine months ended September 30, 2011 include the financial statements of China Xingbang, its wholly owned subsidiaries, Xingbang BVI, Xingbang HK and Guangzhou Xingbang, and its contractually controlled affiliate, Guangdong Xingbang.

The accompanying combined financial statements for the three and nine months ended September 30, 2010 include the financial statements of the Company’s contractually controlled affiliate, Guangdong Xingbang.

All significant inter-company accounts and transactions have been eliminated in consolidation and combination.

NOTE 6	USE OF ESTIMATES

The preparation of the unaudited condensed consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 7	REVENUE RECOGNITION

The Company recognizes revenues under the ASC 605, Revenue Recognition when all of the following have occurred: persuasive evidence of arrangement with the customer, services has been performed, fees are fixed or determinable and collectability of the fees is reasonably assured.

Advertising

The Company publishes two weekly newspapers, namely Guzhen Lighting Weekly and China Ceramic Weekly.  The newspapers are distributed free of charge to manufacturers, dealers, accessory providers and decoration designers engaged in lighting and ceramics industries in the PRC. Starting from September 20, 2011, the printing and publication of the two newspapers were combined into one, namely Ju51 weekly. The combined newspaper is distributed free of charge to general distributors engaged in home furnishing industry in the PRC. The Company derives revenue from sale of advertising spaces within the newspaper. Newspaper advertising contracts generally have a term of one year or less. The customers usually pay the fees in advance which are recorded as deferred revenue under current liabilities. The advertising revenue is recognized as income when the advertisements are published in the newspapers or the related advertising services are rendered.

Consulting service

The Company provides various marketing consulting services to its clients in the PRC based on a negotiated fixed-price time contract. The clients usually pay the fees in advance when the contract is signed or before the commencement of work. The Company recognizes these services-based revenues from contracts when (i) services are rendered; (ii) clients recognized the completion of services; and (iii) collectability is reasonably assured. Fees received in advance are recorded as deferred revenue under current liabilities.

E-Commerce

The Company provides various e-commerce services to its clients in the PRC based on a negotiated fixed-price time contract for use of the online platform. The clients usually pay the fees in advance when the contract is signed or before the use of e-commerce. The Company recognizes these services-based revenues from contracts when (i) services are rendered; (ii) clients recognized the completion of services; and (iii) collectability is reasonably assured. Fees received in advance are recorded as deferred revenue under current liabilities.

NOTE 8	COST OF REVENUE

Cost of advertising

Cost of advertising includes printing cost, editorial fees, agent fees and business tax which are recognized as the costs are incurred.

Cost of consulting service

Cost of consulting services includes the salaries of consulting service providers and business tax related to the service.

Cost of e-commerce

Cost of e-commerce includes amortization of website development costs, salaries of website administrators and business tax related to the service.

NOTE 9	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

On September 15, 2011 the FASB issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing both public and nonpublic entities with the option of performing a “qualitative” assessment to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted for certain companies. The Company has assessed the potential impact the adoption of ASU 2011-08 on its consolidated results of operations and consolidated financial position and concluded that there is no impact.

In July 2011, the FASB issued ASU 2011-07, Health Care Entities (Topic 954), which requires healthcare organizations that perform services for patients for which the ultimate collection of all or a portion of the amounts billed or billable cannot be determined at the time services are rendered to present all bad debt expense associated with patient service revenue as an offset to the patient service revenue line item in the statement of operations. The ASU also requires qualitative disclosures about the Company’s policy for recognizing revenue and bad debt expense for patient service transactions and quantitative information about the effects of changes in the assessment of collectability of patient service revenue. This ASU is effective for fiscal years beginning after December 15, 2011, and will be adopted by the Company in the first quarter of 2012. Since the Company is not a health care entity, the standard does not have any impact on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders' equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This new guidance is to be applied retrospectively. This guidance will be effective for the Company beginning January 1, 2012. The Company believes the adoption of ASU 2011-05 concerns presentation and disclosure only and will not have an impact on the Company’s consolidated financial position or results of operations.

NOTE 10	NOTE PAYABLE

Note payable consisted of the following:

	September 30,	December 31
	2011	2010
	Consolidated and unaudited	Combined
Note payable to a bank, interest rate at bank’s prime	$-	$302,948
rate plus 10% of bank's prime rate per annum,
collateralized by land and buildings owned by
two stockholders, due on April 15, 2011
	$-	$302,948

Interest expense paid on note payable for the three and nine months ended September 30, 2011 and 2010 was $0, $14,147, $6,293 and $14,147 respectively.

NOTE 11	OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2011	2010
	Consolidated and unaudited	Combined
Receipt in advance	$419,071	$243,121
Business and other taxes payable	122,842	74,919
Other payables	68,574	97,139
Accrued wages	101,758	75,267
Accrued professional fees	199,712	-
	$911,957	$490,446

NOTE 12	SEGMENTS

The Company operates in three reportable segments, advertising, consulting services and e-commerce. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated on consolidation. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the three and nine months ended September 30, 2011 and 2010:

For the three months ended September 30,
2011	Advertising	Consulting service	E-commerce	Total
Revenues	$287,059	$317,901	$1,431,179	$2,036,139
Gross profit	78,519	295,852	1,287,466	1,661,837
Net (loss) income	(96,329)	(225,082)	1,105,978	784,567
Total assets	999,041	1,898,178	432,918	3,330,137
Capital expenditure	34,670	66,335	26,658	127,663
Depreciation and amortization	$5,835	$11,479	$12,391	$29,705

2010	Advertising	Consulting service	E-commerce	Total
Revenues	$775,058	$533,278	$-	$1,308,336
Gross profit	596,100	$437,059	$-	1,033,159
Net income	51,474	$342,111	$-	393,585
Total assets	2,080,938	$379,477	$-	2,460,415
Capital expenditure	57,866	$10,552	$-	68,418
Depreciation and amortization	$26,820	$4,891	$-	$31,711

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information
			2011	2010
Total net income for reportable segments			$784,567	$393,585

Unallocated amounts relating to corporate operations
Professional fees			(124,608)	-
Others			(12,727)	-
Total Net Income			$647,232	$393,585

For the nine months ended September 30,
2011	Advertising	Consulting service	E-commerce	Total
Revenues	$849,706	$1,386,771	$1,431,179	$3,667,656
Gross profit	257,224	1,223,371	1,287,466	2,768,061
Net (loss) income	(867,373)	457,321	1,105,978	695,926
Total assets	999,041	1,898,178	432,918	3,330,137
Capital expenditure	61,520	116,888	26,658	205,066
Depreciation and amortization	$28,595	$54,331	$12,391	$95,317

2010	Advertising	Consulting service	E-commerce	Total
Revenues	$2,580,200	$984,380	$-	$3,564,580
Gross profit	1,916,822	760,688	-	2,677,510
Net (loss) income	(144,019)	466,687	-	322,668
Total assets	2,080,938	379,477	-	2,460,415
Capital expenditure	75,911	13,843	-	89,754
Depreciation and amortization	$80,174	$14,620	$-	$94,794

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information
			2011	2010
Total net income for reportable segments			$695,926	$322,668

Unallocated amounts relating to corporate operations
Professional fees			(565,294)	-
Others			(12,727)	-
Total Net Income			$117,905	$322,668

NOTE 13	STOCKHOLDERS’ EQUITY

(A)	Common stock

On May 13, 2011, the Company issued 79,999,000 shares of common stock in reverse merger for the recapitalization of Xingbang BVI and re-organization of China Xingbang.

On May 13, 2011, the Company issued 1,000 shares of common stock to the Chief Executive Officer at par value totaling $1 for cash upon formation of the Company.

Stock to be issued for private placement

On September 20, 2011, the Company entered into several Subscription Agreements with a number of employees and third parties relating to subscription of 1,244,000 shares of common stock of the Company to be issued at an offering price of $0.31 (RMB 2) per share for a total cash consideration of $385,640. As of September 30, 2011, $297,290 of cash was received and stock subscription receivable of $88,350 was recognized. The whole outstanding amount was fully repaid on October 20, 2011.

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

As of September 30, 2011 and December 31, 2010, the Company appropriated $9,098 and $9,098 respectively to the reserves funds based on its net income in accordance with the laws and regulations of the PRC.

NOTE 14	COMMITMENTS AND CONTINGENCIES

(a)	Defined contribution benefit plans

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the three and nine months ended September 30, 2011 and 2010 were $48,410, $15,027, $82,495 and $71,136 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(b)	Rental leases commitment

The Company leases office premises from two stockholders under an operating lease at monthly rental of $12,509 which expires on December 31, 2012.

For the fiscal periods ending September 30,
2012	$117,174
2013	37,765
Total	$154,939

As of September 30, 2011, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:

NOTE 15	RELATED PARTY TRANSACTIONS

On May 13, 2011, the Company issued 1,000 shares of common stock to the Chief Executive Officer at par value totaling $1 for cash upon formation of the Company.

As of September 30, 2011 and December 31, 2010, certain related companies owed $3,514 and $1,142,100 respectively to the Company which is interest free, unsecured and repayable on demand.

As of September 30, 2011 and December 31, 2010, a director owed $0 and $89,707 respectively to the Company which is interest free, unsecured and repayable on demand.

As of September 30, 2011 and December 31, 2010, the Company owed $14,730 and $18,775 respectively to a related company which is interest free, unsecured and repayable on demand.

Interest expenses paid to a stockholder for loan advanced to the Company in 2010 was $0, $2,310, $0 and $17,832 for the three months and nine months and September 30, 2011 and 2010 respectively.

For the three and nine months ended September 30, 2011 and 2010, the Company paid two stockholders $38,241, $36,310, $113,295 and $128,141 for lease of office premises. As of September 30, 2011 and December 31, 2010, rental prepaid to those stockholders was $38,467 and $0 respectively.

NOTE 16	CONCENTRATIONS AND CREDIT RISKS

As of September 30, 2011 and December 31, 2010, 100% of the Company’s assets were located in the PRC and Hong Kong and 100% of the Company’s revenues were derived from customers located in the PRC.

Details of the suppliers accounting for 10% or more of the Company’s purchases are as follows:

	Supplier A	Supplier B	Supplier C
For the three months ended
September 30, 2011	36%	53%	11%
September 30, 2010	100%	-	-

For the nine months ended
September 30, 2011	60%	36%	-
September 30, 2010	100%	-	-

Details of the suppliers accounting for 10% or more of the Company’s accounts payable are as follows:

	Supplier A	Supplier B	Supplier C
As of
September 30, 2011	15%	19%	66%
December 31, 2010	100%	-	-

Details of the customers accounting for 10% or more of the Company’s accounts receivable are as follows:

Customer A
As of
September 30, 2011	12%
December 31, 2010	-

No single customer accounted for more than 10% of the revenue for the three and nine months ended September 30, 2011 and 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Through our wholly owned subsidiaries, Xingbang BVI and Xingbang HK, we own the WFOE, which controls Guangdong Xingbang, a variable interest entity, through a series of variable interest entity, or VIE, contractual arrangements.  Guangdong Xingbang is the sole source of income and operations of the Registrant.  A summary of our business is described below.

We are currently running two newspapers, ‘Guzhen Lighting Weekly’ and ‘China Ceramics Weekly’.  We also have online versions at www.lightcity.cn and www.taocicity.com, which have been integrated into our company’s primary website, www.ju51.com since April 2009. Visitors logging onto www.lightcity.cn or www.taocicity.com are automatically directed to www.ju51.com for the two newspapers. We distribute the two newspapers for free and derive revenue from advertisements placed in them. According to data compiled by China Ranking, an institute which ranks Chinese businesses in various industries, we have the largest advertising revenue, the largest circulation and the most online visitors for the two newspapers, respectively, among comparable print industry newspapers targeted at the light and lighting industry and ceramics industry, respectively. To promote ju51 Mall more effectively, we combined the two newspapers and distributed the integrated newspaper on Fridays every two weeks starting from September 20, 2011. Besides newspapers, we also provide consulting services to businesses in the lighting and ceramics industry, as well as local governments.

In April 2009, we launched the ju51 Online Community at www.ju51.com (“ju51 Online Community”). ju51 sounds similar to Ju Wu You which means “worry-free living” in the Mandarin language. The online community is designed to provide information to consumers and businesses in the home furnishing industry throughout China. Based on the ju51 Online Community, we rolled out a ju51 online shopping mall (“ju51 Mall”), a B2B2C e-commerce platform in the home furnishing industry on August 2, 2011. Through ju51 Mall, we can provide e-commerce services to manufacturers, distributors, and brick and mortar stores in the home furnishing industry in different parts of China. We will keep the advertising and consulting services businesses through the two newspapers.

We were formed as a Nevada corporation on April 12, 2011 to acquire operational controls over Guangdong Xingbang. Since foreign investors are prohibited or restricted by the laws and regulations of the People’s Republic of China to operate the media and e-commerce business in China, we operate our business through ownership of the WFOE that provides management, consulting, investment and technical services to Guangdong Xingbang. We do not own any direct equity interest in Guangdong Xingbang. In May 2011, the WFOE entered into a series of contractual arrangements which effectively give the WFOE operational controls over Guangdong Xingbang despite the lack of direct ownership. As a result of these contractual arrangements, we treat Guangdong Xingbang as a VIE, under U.S. generally accepted accounting principles, and we have included its historical financial results in our combined financial statements.

Our subsidiaries, Xingbang NV, Xingbang BVI and Xingbang Hongkong are holding companies which do not have any operations or own any assets except for the ownership of the WFOE.  The only current operation of the WFOE is to provide consulting and management services to Guangdong Xingbang.  Currently, we solely rely on results of operations of Guangdong Xingbang. If the PRC government declares the VIE agreements are not enforceable, we will not be able to exercise effective control over Guangdong Xingbang and combine the financial results of Guangdong Xingbang. In such case, our results of operations and financial position will be materially adversely affected.

Guangdong Xingbang derives revenue primarily from three types of business: advertising revenue, revenue from consulting services provided to businesses and local governments in China and e-commerce revenue derived from the use of our online platform. Management anticipates starting from the launch of ju51 Mall, revenue will primarily be generated from the ju51 Mall. As of November 11, 2011, we have entered into contracts with 75 manufacturers, 16 distributors (which cover 28 of 31 provinces in China) and 1,015 retailers in the lighting industry to open flagship stores, become channel service providers or open direct stores at the ju51 Mall for three years.

After the launch of ju51 Mall, we found the prices listed by our direct sale stores were not competitive, so we decided to adopt an updated business model for ju51 Mall starting October 10, 2011. Under the updated business model, a direct sale store will not sell products of multiple manufacturers featured in our flagship stores but instead act as shopping guide and provide product support and services. When a consumer places an order online directly with a flagship store, the direct sale store located closest to the consumer will receive the order simultaneously and provide product support and services, such as returns, exchanges, refunds and installation. When a consumer makes a purchase at a brick-and-mortar store which has opened a direct sale store on ju51 Mall, the direct sale stores will place such purchase order online directly with a flagship store on behalf of the consumer and then provide product support and services. By doing so, direct sale stores can earn commission at a percentage of retail price set by us. The channel service providers will deliver products from manufacturers to direct sale stores or directly to consumers, whichever is more cost-efficient. The direct sale stores will deal with returns, exchanges, refunds and installation. The customers may avoid paying the shipping fees by picking up the product at a local brick-and-mortar store.

To become more competitive, we have changed our policy of rent collection except for channel service providers, in which direct stores will not need to pay rent until January 1, 2012, and flagship stores are not required to pay rent, but pay commission based on a percentage of retail sales. By doing so, we will keep the retail price at the ju51 Mall at a more competitive level compared with competitors which run e-commerce businesses in the home furnishing industry.

Our revenue highly correlates to the Chinese real estate market and is seasonal. Since January 2010, the Chinese government began to put forth policies restraining real estate growth and, as a result, the demand for home furnishings began to decrease in the fourth quarter of 2010. Manufacturers and distributors cut their advertising and consulting budgets in the first quarter of 2011 and the decreased demand had a significant impact on our revenue and deferred revenue for the first three quarters of 2011.  Management believes it is possible for the Chinese government to continue its policy to restrain high housing prices in the foreseeable future. Such policy is intended to incentivize consumers who previously were not able to afford the high home prices and spend on home furnishings. Prior to the policy change, many apartments and houses were purchased by speculators who bought them and did not spend any money to furnish them. We believe an increased number of home buyers buying for personal occupancy will lead to increased growth in the home furnishings market and we expect to see more aggressive marketing initiatives by the home furnishings industry in the future. Generally, the first half of the year is low season for the home furnishings market, as peoples generally don’t decorate their home during this period because of wet weather, and other factors, so our revenue in advertising, consulting, except for consulting provided to local government, and revenue generated by ju51 Mall is low during this period.

As part of our operation of the ju51 Mall, we will seek to capitalize on our relationship with distributors. We will engage the distributors, or “channel service providers”, to develop potential advertising and consulting services clients and distribute our newspapers.  Distributors will receive commission based on the advertising and consulting services revenue generated by such distributor, and will be compensated for its distribution costs.   As a result of our expanded client base and distribution network, and our management’s resumption of efforts in advertising and consulting services, we believe the number of advertising and consulting services clients will increase along with advertising and consulting revenues in the foreseeable future.

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

Results of Operations —Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table presents, for the periods indicated, our consolidated statement of operations information.

	For the three months ended September 30,
	2011	2010
	(Consolidated and unaudited)	(Combined and unaudited)
Revenue
Advertising
Lighting	$254,424	$674,037
Ceramics	32,635	101,021
Subtotal	287,059	775,058
Consulting service	317,901	533,278
E-commerce	1,431,179	-
Total revenue	2,036,139	1,308,336
Cost of Revenue
Advertising
Lighting	123,489	113,232
Ceramics	85,051	65,726
Subtotal	208,540	178,958
Consulting service	22,049	96,219
E-commerce	143,713	-
Total cost of revenue	374,302	275,177
Gross Profit	1,661,837	1,033,159
Operating Expenses
Selling, general and administrative expenses	777,164	511,941
Depreciation	29,705	26,413
Amortization	-	5,298
Total operating expenses, net	806,869	543,652
Net Income From Operation	854,968	489,507
Other Income(Expenses)
Interest income	997	647
Interest expenses	-	(16,457)
Other income	923	3,667
Other expenses	(5,661)	(746)
Loss on disposal of property and equipment	(4,305)	(13,560)
Total other expenses, net	(8,046)	(26,449)
Net Income Before Tax	846,922	463,058
Income Tax Expenses	(199,690)	(69,473)
Net Income	647,232	393,585
Other Comprehensive Income-Foreign currency translation gain	$31,130	$3,114
Comprehensive Income	$678,362	$396,699
Net Income Per Share-Basic and Diluted	$0.01	$0.00
Weighted Average Number of Shares Outstanding During the Year -Basic and Diluted	80,148,739	79,999,000

Revenue

During the three months ended September 30, 2011, we had total revenue of $2,036,139. Of this, $287,059 was attributable to revenue generated from advertising, $317,901 was attributable to consulting services rendered, and $1,431,179 was attributable to e-commerce. During the three months ended September 30, 2010, we had total revenue in the amount of $1,308,336. Of this, $775,058 was attributable to revenue generated from advertising, $533,278 was attributable to consulting services rendered, and $0 was attributable to e-commerce. The increase in our actual revenue from the three months ended September 30, 2010 to the three months ended September 30, 2011 was $727,803, or approximately 56%. The significant increase in revenue was the result of the increase in e-commerce revenue, which increased by $1,431,179, while revenue from advertising decreased 63% and revenue generated by consulting service decreased 40%. We believe the significant decrease in advertising and consulting service revenue was due to the real estate policy put forth by the Chinese government aforementioned in the “Overview and Strategy” section and we put more effort on the development of ju51 Mall.

Cost of revenue

Cost of revenue consists of printing costs, editorial fees, agent fees, salaries of consulting service providers and e-commerce employees, amortization of website development costs , business taxes relating to advertising, consulting services and e-commerce service.

Cost of revenue for the three months ended September 30, 2011 was $374,302, as compared to $275,177 for the three months ended September 30, 2010, an increase of $99,125, or approximately 36%. The reason for the increase was the rise of cost of advertising, which was $29,582, or approximately 17%, and resulted mainly from the increase of printing cost as result of the use of high quality printing paper, and the increase of cost in e-commerce, which increased by $143,713, while the cost of consulting service decreased by $74,170, or approximately 77%, which was resulted from decrease in revenue of consulting service, dropping $215,377, or approximately 40%.

Gross profit

Gross profit was $1,661,837 for the three months ended September 30, 2011, an increase of $628,678, or approximately 61%, compared to gross profit of $1,033,159 for the three months ended September 30, 2010. The reason for the increase was primarily attributable to the provision of e-commerce services in the third quarter of 2011.

Operating expenses

Operating expenses consist of selling, general and administrative expense, amortization and depreciation.

Operating expenses for the three months ended September 30, 2011 were $806,869, including $777,164  in general, selling and administrative expenses, $29,705  in depreciation and $0  in amortization. Operating expenses for the three months ended September 30, 2010 were $543,652, consisting of $511,941 in general, selling and administrative expenses, $26,413 in depreciation, and $5,298 in amortization. The increase in operating expenses from the three months ended September 30, 2010 to the three months ended September 30, 2011 was $263,217, or approximately 48%. Of this, selling, general and administrative expenses increased $265,223, or approximately 52%, depreciation increased $3,292, or approximately 12%, and amortization decreased $5,298, or approximately100%.

Other expenses, net

Other expenses, net consist mainly of net interest income and other income, interest expense and loss on disposal of property and equipment.

Other expenses, net for the three months ended September 30, 2011 was $8,046 as compared to $26,449 for the three months ended September 30, 2010, a decrease of $18,403, or approximately 70%. The decrease in other expenses, net was primarily attributable to the decrease of interest expenses, which decreased by $16,457, or approximately 100%. The reason for the significant decrease in interest expenses was that we repaid a bank loan of $302,948 in April 2011.

Income tax expenses

Income tax expenses were $199,690 for the three months ended September 30, 2011, as compared to income tax expenses of $69,473 for the three months ended September 30, 2010. The increase in income tax expenses was mainly attributable to the increase in net income before taxes, which increased by $383,864, or approximately 83%. Our effective income tax rate was 15% for 2011 and 2010, because we were qualified as a “New or High Technology Enterprise” under PRC laws, a designation which is subject to review every year.

Net Income

Net income was $647,232 and $393,585 for the three months ended September 30, 2011 and 2010, respectively, an increase of $253,647, or approximately 64%. The increase was the result of provision of e-commerce service in the third quarter of 2011.

Other comprehensive income

Other comprehensive income was $31,130 and $3,114 for the three months ended September 30, 2011 and 2010, respectively, an increase of $28,016, or approximately 900%. The reason for the increase was the rise in foreign currency translation gains, primarily caused by the increase in the RMB to U.S. dollar exchange rate in 2011 compared to 2010.

Results of Operations —Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table presents, for the periods indicated, our consolidated statement of operations information.

	For the nine months ended September 30,
	2011	2010
	(Consolidated and unaudited)	(Combined and unaudited)
Revenue
Advertising
Lighting	$777,948	$2,265,703
Ceramics	71,758	314,497
Subtotal	849,706	2,580,200
Consulting service	1,386,771	984,380
E-commerce	1,431,179	-
Total revenue	3,667,656	3,564,580
Cost of Revenue
Advertising
Lighting	333,885	413,725
Ceramics	258,597	249,653
Subtotal	592,482	663,378
Consulting service	163,400	223,692
E-commerce	143,713	-
Total cost of revenue	899,595	887,070
Gross Profit	2,768,061	2,677,510
Operating Expenses
Selling, general and administrative expenses	2,373,736	2,161,039
Depreciation	85,599	80,856
Amortization	9,718	13,938
Total operating expenses, net	2,469,053	2,255,833
Net Income From Operation	299,008	421,677
Other Income(Expenses)
Interest income	2,523	2,181
Interest expenses	(6,293)	(31,979)
Other income	2,605	4,449
Other expenses	(10,730)	(3,142)
Loss on disposal of property and equipment	(5,751)	(13,560)
Total other expenses, net	(17,646)	(42,051)
Net Income Before Tax	281,362	379,626
Income Tax Expenses	(163,457)	(56,958)
Net Income	117,905	322,668
Other Comprehensive Income-Foreign currency translation gain	$46,971	$1,217
Comprehensive Income	$164,876	$323,885
Net Income Per Share-Basic and Diluted	$0.00	$0.00
Weighted Average Number of Shares Outstanding During the Year -Basic and Diluted	80,040,641	79,999,000

Revenue

During the nine months ended September 30, 2011, we had total revenue of $3,667,656. Of this, $849,706 was attributable to revenue generated from advertising, $1,386,771 was attributable to consulting services rendered, and $1,431,179 was resulted from e-commerce. During the nine months ended September 30, 2010, we had total revenue in the amount of $3,564,580. Of this, $2,580,200 was attributable to revenue generated from advertising, $984,380 was attributable to consulting services rendered, and $0 was generated from e-commerce. The increase in our actual revenue from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 was $103,076, or approximately 3%. The significant increase in revenue was the result of the increase in consulting service revenue and e-commerce revenue, which increased by $402,391 and $1,431,179, respectively. The reason for the increase in revenue of consulting service was that we changed our service offerings in the first three quarter of 2011 when we put more effort on consulting services.

The revenue in advertising decreased sharply, which decreased by $1,730,494, or approximately 67%. The reason for the decrease in advertising revenue was due to the real estate policy put forth by the Chinese government aforementioned in the “Overview and Strategy” section.

Cost of revenue

Cost of revenue comprises printing costs, editorial fees, agent fees, salaries of consulting service providers and e-commerce employees, amortization of website development costs, business taxes relating to advertising, consulting services and e-commerce services.

Cost of revenue for the nine months ended September 30, 2011 was $899,595, as compared to $887,070 for the nine months ended September 30, 2010, an increase of $12,525, or approximately 1%. The reason for the increase was the rise of cost of e-commerce, which was $143,713. By comparison, the cost of advertising decreased by 70,896, or approximately 11%, from $663,378 for the nine months ended September 30, 2010 to $592,482 for the nine months ended September 30, 2011. The reason for the decrease was the result of decrease in advertising revenue.

Gross profit

Gross profit was $2,768,061 for the nine months ended September 30, 2011, an increase of $90,551, or approximately 3%, compared to gross profit of $2,677,510 for the nine months ended September 30, 2010. The reason for the increase was primarily due to the increase in consulting service revenue and the provision of e-commerce services in the third quarter of 2011.

Operating expenses

Operating expenses consist of selling, general and administrative expense, amortization and depreciation.

Operating expenses for the nine months ended September 30, 2011 were $2,469,053, including $2,373,736 in general, selling and administrative expenses, $85,599 in depreciation and $9,718 in amortization. Operating expenses for the nine months ended September 30, 2010 were $2,255,833, consisting of $2,161,039 in general, selling and administrative expenses, $80,856 in depreciation, and $13,938 in amortization. The increase in operating expenses from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 was $213,220, or approximately 9%. Of this, selling, general and administrative expenses increased $212,697, or approximately 10%, depreciation increased $4,743, or approximately 6%, and amortization decreased $4,220, or approximately 30%.

Other expenses, net

Other expenses, net consist mainly of net interest income and other income, interest expense and loss on disposal of property and equipment.

Other expenses, net for the nine months ended September 30, 2011 was $17,646 as compared to $42,051 for the nine months ended September 30, 2010, a decrease of $24,405, or approximately 58%. The decrease in other expenses, net was primarily attributable to the decrease of interest expenses, which decreased by $25,686, or approximately 80%. The reason for the significant decrease in interest expenses was that we repaid a bank loan of $302,948 in April 2011.

Income tax expenses

Income tax expenses were $163,457 for the nine months ended September 30, 2011, as compared to $56,958 for the nine months ended September 30, 2010. The increase in income tax expenses was mainly attributable to increase in non-deductable operating expenses in 2011. Such expenses consist of auditing, counsel and other expenses related to the Company’s SEC filings. Our effective income tax rate was 15% for 2011 and 2010, because we were qualified as a “New or High Technology Enterprise” under PRC laws, a designation which is subject to review every year.

Net Income

Net income was $117,905 and $322,668 for the nine months ended September 30, 2011 and 2010, respectively. The decrease of net income was the result of decrease in advertising revenue, increase in cost of revenue, and operating expenses.

Other comprehensive income

Other comprehensive income was $46,971 and $1,217 for the nine months ended September 30, 2011 and 2010, respectively. The reason for the increase was the rise in foreign currency translation gains, primarily caused by the increase in the RMB to U.S. dollar exchange rate in 2011 compared to 2010.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on hand and demand deposits at banks. We had $1,014,615 and $737,939 of cash and cash equivalents on hand as of September 30, 2011 and December 31, 2010, respectively. There was an increase of $276,676 in our cash and cash equivalents from December 31, 2010 to September 30, 2011, which was largely attributable to the increase of net cash provided by investing activities and net cash provided by financing activities.

We require cash for working capital, capital expenditures, repayment of debt, salaries, commissions and related benefits, other operating expenses and income taxes. We expect that our working capital needs will increase for the foreseeable future, as we continue to develop and grow our business. See “Item 1. Business — Our Business Strategy”, in our Post-Effective Amendment No. 2 to Form 10/A.

The following table summarizes our cash flows for the nine months ended September 30, 2011 and 2010:

	For the Nine Months Ended September 30,
(Unaudited)	2011	2010
Net cash provided by (used in) operating activities	$(843,749)	$355,010
Net cash provided by (used in) investing activities	$1,044,048	$(227,913)
Net cash provided by (used in) financing activities	$32,202	$(330,324)

            Net Cash Provided by (Used In) Operating Activities. Net cash used in operating activities was $843,749 for the nine months ended September 30, 2011, and net cash provided by operating activities was $355,010 for the nine months ended September 30, 2010. The most significant items affecting the comparison of our operating cash flow for the nine months ended September 30, 2011 and 2010 are summarized below:

●
Decrease in cash from operations-- Our net income from operations, excluding depreciation and amortization, was $218,174 and $417,462 for the nine months ended September 30, 2011 and 2010, respectively.

●	Increased increase in accounts receivable—Accounts receivable increased $1,389,245 for the nine months ended September 30, 2011, while they decreased by $21,182 for the same period in 2010.

●
Changes in other payables and accrued expenses--Other payables and accrued expenses increased by $400,730 during the nine months ended September 30, 2011, while they decreased by $731,609 for the same period in 2010. Other payables and accrued expenses consisting of accrued wages, business and other taxes payable, other payables, receipt in advance, accrued professional fees.

●
Changes in deferred revenue--Deferred revenue decreased by $117,377 for the nine months ended September 30, 2011, while they increased by $606,135 for the same period in 2010. The reasons for the changes was that we entered into fewer agreements for advertising and consulting services in the first nine months of 2011, compared to the same period in 2010. We believe the significant decrease in the number of contracts for advertising and consulting services was due to the fact that the Chinese government put forth the policy of restraining high housing prices in January 2010, and that such policy had an adverse effect on the home furnishings market since the fourth quarter of 2010. As a result of such policies, the manufacturers and distributors cut their advertising budgets in the first nine months of 2011, and that we focused our efforts on the preparation and development of ju51 Mall during this time, and due to our limited management capacity, we were not able to continue to put the same amount of effort in the development and marketing of our advertising. Management believes it is possible for the Chinese government to continue its policy to restrain high housing prices in the foreseeable future. Such policy is intended to keep housing prices at reasonable and affordable levels so that consumers who previously were not able to afford home ownership will be able to purchase homes and spend on home furnishings.  As part of our operation of the ju51 Mall, we will seek to capitalize on our relationship with distributors. We intend to engage the distributors, or “channel service providers”, to develop potential advertising and consulting services clients and distribute our newspapers. In addition, we believe the ju51 Mall will increase our advertising business. As a result of our expanded client base and distribution network, and our management’s resumption of efforts in advertising and consulting services, we believe the number of advertising and consulting services clients will increase along with the advertising and consulting revenues in the foreseeable future.

Net Cash Provided by (Used in) Investing Activities. Our investing activities provided cash of $1,044,048 for the nine months ended September 30, 2011 and used cash of $227,913 for the same period in 2010. This change was primarily due to the repayment of amounts due to us from related companies.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $32,202 for the nine months ended September 30, 2011. Net cash used in financing activities was $330,324 for the nine months ended September 30, 2010. The reason for the change was that we raised $297,291 (the total proceeds were $385,640, the remaining was fully repaid on October 20, 2011) through a private placement of our securities on September 20, 2011.

Capital Resources

We had working capital of $811,505 and $413,912 as of September 30, 2011 and December 31, 2010, respectively. The reason for the increase was primarily due to the decrease in amounts due from related companies and notes payable, and the increase in cash and cash equivalents, accounts receivable, and other payables and accrued expenses.

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

Based upon the cash on hand, anticipated cash to be received from our operations and the expected availability of cash from Guangdong Xingbang’s shareholders, we believe that our sources of liquidity will be sufficient to enable us to meet our cash needs for at least the next 12 months.  However, our liquidity and capital position could be adversely affected by:

●	Loss of revenue from advertising, consulting services or the ju51 Mall, which was opened on August 2, 2011;

●	Guangdong Xingbang’s delay or discontinuance of payment of consulting fees under the VIE agreements;

●	The change in our policy on accounts receivable;

●	The enactment of new laws and regulations;

●	Our inability to grow our business as we anticipate by expanding our existing advertising and consulting services and through our new e-commerce business;

●	Any other changes in the cost structure of our underlying business model; and

●	Any of the other risks and uncertainties described in “Item 1A. Risk Factors”, in our Post-Effective Amendment No. 2 to Form 10.

Debt Obligations

The following is a summary of amounts outstanding under our debt obligations as of September 30, 2011 and December 31, 2010.

	September 30	December 31
	2011	2010
Due to related company	$14,730	$18,775
Loan agreement note payable	-	302,948
Total debt	$14,730	$321,723

Due to a related company

As of September 30, 2011 and December 31, 2010, Guangdong Xingbang owed Zhongshan Xingbang Purchase & Exhibition Service Co., Ltd (“Zhongshan Xingbang”) $14,730 and $18,775 respectively, under an unsecured, interest-free, demand loan. Zhongshan Xingbang is an entity controlled by Mr. Xiaohong Yao, our Chairman of the Board, CEO and President.  As of September 30, 2011, China Xingbang Industry Investment Group Limited (“Xingbang Investment”) owed Guangdong Xingbang RMB22,410 ($3,514) under an interest-free, unsecured, demand loan. Xingbang Investment is an entity controlled by Mr. Xiaohong Yao, our Chairman of the Board, CEO and President.

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

   Off-Balance Sheet Arrangements

As of November 11, 2011, 16 channel service providers have entered into agreements to join the ju51 Mall which covers 28 of 31 provinces in China. 1,015 direct stores and 75 flagship stores have also entered into agreements to join ju51 Mall.

After having launched the ju51 Mall, we found the prices listed by our direct sale stores were not competitive, so we decided to adopt an updated business model for ju51 Mall starting October 10, 2011. Under the updated business model of ju51 Mall, a direct sale store will not sell products of multiple manufacturers featured in our flagship stores but instead act as shopping guide and provide product support and services. When a consumer places an order online directly with a flagship store, the direct sale store located closest to the consumer will receive the order simultaneously and provide product support and services, such as returns, exchanges, refunds and installation. When a consumer makes a purchase at a brick-and-mortar store which has opened a direct sale store on ju51 Mall, the direct sale store will place such purchase order online directly with a flagship store on behalf of the consumer and then provide product support and services. By doing so, direct sale stores can earn commission at a percentage of retail price set by us. The channel service providers will deliver products from manufacturers to direct sale stores or directly to consumers, whichever is more cost-efficient. The direct sale stores will deal with returns, exchanges, refunds and installation. The customers may avoid paying the shipping fees by picking up the product at a local brick-and-mortar store.

In order to become more competitive and facilitate the development of ju51 Mall, we also have changed our policy of rent collection paid by direct stores and flagship stores accompanying the update of business model on ju51 Mall, in which direct stores will not need to pay rent until January 1, 2012, and flagship stores are not required to pay rent, but instead pay commission based on a percentage of retail sales. By doing so, we will keep the retail prices at the ju51 Mall at a more competitive level compared with our competitors which run e-commerce businesses in the home furnishing industry. We did not have any other off-balance sheet obligations involving uncombined subsidiaries that provide financing or potentially expose us to unrecorded financial obligations. All of our obligations with respect to Guangdong Xingbang have been presented on our consolidated balance sheet.

Recently Issued Accounting Pronouncements

See Note 9 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1  — Financial Statements” for a description of recently issued and adopted accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position, and cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures.

We seek to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”)  is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures.

The Company's management, including our Chief Executive Officer and interim Chief Financial Officer, assessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011 and has determined that our disclosure controls and procedures were not effective as September 30, 2011 due to certain material weaknesses including (i) lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements; and (ii) lack of standard charter of accounts and written accounting manual and closing procedures to facilitate preparation of financial statements under U.S. GAAP for financial reporting processes. As a result of such material weaknesses, our disclosure controls and procedures were not effective.

Limitations on the Effectiveness of Disclosure Controls.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except as disclosed above.

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

There have not been any material changes to the risk factors that were included in our Post-Effective Amendment 2 to our Form 10 registration statement filed with the SEC on August 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On October 20, 2011 we issued 1,244,000 shares of common stock at a price of $0.31 per share in a private placement pursuant to Regulation S, receiving proceeds of approximately $385,640. We plan to use the proceeds for our daily operation.”

Limitations on Our Payment of Dividends

We have not paid any cash dividends to date and we do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

In the future, we may be a party to agreements that limit or restrict our ability to pay dividends.

In addition, Nevada corporate law prohibits us from making any distribution (including a dividend) on our capital stock at a time when:

●	we would not be able to pay our debts as they become due in the usual course of business; or
●
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

Guangzhou Xingbang Information Consulting Co., Ltd. is a wholly-foreign owned enterprise under the laws of the PRC. The principal regulations governing dividend distributions by wholly foreign owned enterprises and Sino-foreign equity joint ventures include:

●	The Wholly Foreign Owned Enterprise Law (1986), as amended;
●	The Wholly Foreign Owned Enterprise Law Implementing Rules (1990), as amended;
●	The Sino-foreign Equity Joint Venture Enterprise Law (1979), as amended; and
●	The Sino-foreign Equity Joint Venture Enterprise Law Implementing Rules (1983), as amended.

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

Issuer Repurchases of Equity Securities

During the quarter ended September 30, 2011, we did not repurchase any of our shares of our common stock.

Item 3.	Defaults on Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits.

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

CHINA XINGBANG INDUSTRY GROUP INC.

Date: November 14, 2011	By:	/s/ Xiaohong Yao
Xiaohong Yao
Chairman, President and Chief Executive Officer

Date: November 14, 2011	By:	/s/ Haigang Song
Haigang Song
Chief Financial Officer and Treasurer