Form 10-K
period 2011-12-31
China Xingbang Industry Group Inc.
filed 2012-03-26
CIK 1521222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 000-18606

CHINA XINGBANG INDUSTRY GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0366034
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7/F West Tower, Star International Mansion,
No.6-20 Jinsui Rd.,
Tianhe District, Guangzhou,
Guangdong Province, P.R.C.
            (Address of Principal Executive Offices, Including Zip Code)

Registrant’s telephone number: +86-20-38296988  +86-20-38296977

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class: Common Stock, $0.001 Par Value Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As there is no market for our common stock as of December 31, 2011, the aggregate market value of the common stock held by non-affiliates (28,244,000 shares) cannot been determined.

There were a total of 81,244,000 shares of the registrant’s common stock outstanding as of December 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2011

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements.” The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in this report under “Part I — Item 1A — Risk Factors.” Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date as of which such statement was made.

Use of Certain Defined Terms

In this Annual Report on Form 10-K, unless the context requires or is otherwise specified, references to the “Company,” “we,” “us,” “our” and similar expressions include the following entities (as defined herein):

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

PART I

ITEM 1. BUSINESS

General

We are a Nevada holding company which, through our wholly owned subsidiaries Xingbang BVI and Xingbang HK, owns the WFOE, which controls Guangdong Xingbang, a variable interest entity, through a series of VIE contractual arrangements. Guangdong Xingbang, which was founded in January 2005, is the sole source of our income and operations.

Based in the city of Guangzhou, Guangdong Province, China (the “PRC”), Guangdong Xingbang is a company principally engaged in the operation of business to business to customer (“B2B2C”) e-commerce platform in the PRC, and the provision of marketing consultancy services and advertisements to manufacturers, distributors and other businesses in the lighting, ceramics and other home furnishings industry in the PRC, as well as consulting services to local governments in the PRC. B2B2C e-commerce platform is its core business, while marketing consultancy services and advertisements are only a supplement and promotion to its core business.

We generated revenue of $4.61 million and $5.22 million for our fiscal year ended 2011 and 2010, respectively, representing a decrease of 11.81%. We had three major revenue streams, providing e-commerce related services, advertising in our newspapers and providing consulting services. Our revenue from providing e-commerce related services was $1.44 million and $0 in 2011 and 2010. Our advertising revenue was $1.39 million and $3.47 million in 2011 and 2010, respectively, representing a decrease of 60.06%. Our revenue from consulting services was $1.78 million and $1.76 million in 2011 and 2010, respectively, representing an increase of approximately 1.61%.

Business Strategy

We made a significant shift of our business model in 2010, from being a print media based advertising operator and consulting services provider to an operator of a B2B2C e-commerce platform in the home furnishing industry, while maintaining advertising and consulting services as a supplement and promotion to our B2B2C e-commerce platform. We have four components to our strategy:

●
Building the B2B2C e-commerce platform, called ju51 Online Shopping Mall (“ju51 Online Mall” or “ju51 Mall”), to be an e-commerce platform with an opportunity to make a significant revenue contribution to our whole business;

●
Promoting the development of the ju51 Mall by strengthening our position in print media in the lighting and ceramics sectors, which will provide a platform to drive advertize on the ju51 Online Mall. So we will continue providing print media based advertising and consulting services and we expect that the new e-commerce business will promote online advertising in the ju51 Mall and consulting services;

●
Fast developing technical service stations, and increasing our advertising revenue by engaging our channel service providers to be our developers of technical service stations, previously called “direct sale stores;” and

●
Phase in other home furnishing sectors, including bath and toilet supplies, hardware, home textiles, closets, tiles and floor, doors and windows, furniture, home appliances, interior painting and home décor by having dedicated newspaper and dedicated market places in the ju51 Online Mall. In addition, we plan to develop distinct newspapers for each of these sectors, as well as have a distinct “market place” or “channel” for each such sector in the ju51 Mall.

Corporate Structure and Related Agreements

Our organizational structure is summarized below:

Pursuant to the VIE Agreements, the WFOE effectively assumed management of the business activities of Guangdong Xingbang and has the right to appoint all executives and senior management and the members of the board of directors of Guangdong Xingbang.  The VIE Agreements are comprised of a series of agreements, including an Exclusive Consulting Services Agreement, Operating Agreement, Voting Rights Proxy Agreement, Equity Pledge Agreement and Option Agreement, through which the WFOE has the right to advise, consult, manage and operate Guangdong Xingbang for an annual consulting service fee in the amount of 100% of Guangdong Xingbang’s annual net income.   Mr. Xiaohong Yao and Ms. Dongmei Zhong, who are the only shareholders of Guangdong Xingbang (the “Guangdong Xingbang Shareholders”), have pledged their right, title and equity interests in Guangdong Xingbang as security for the WFOE to collect consulting services fees through Equity Pledge Agreement.  In order to further reinforce the WFOE’s rights to control and operate Guangdong Xingbang, the Guangdong Xingbang Shareholders have granted the WFOE an exclusive right and option to acquire all of their equity interests in Guangdong Xingbang through an Option Agreement.

●
Equity Interest Pledge Agreement. The WFOE and the Guangdong Xingbang Shareholders have entered into Equity Interest Pledge Agreements, pursuant to which each shareholder pledges all of his shares of Guangdong Xingbang to the WFOE in order to guarantee cash-flow payments under the Consulting Services Agreement. The Equity Pledge Agreement further entitles the WFOE to collect dividends from Guangdong Xingbang during the term of the pledge.  The Equity Pledge Agreement shall be effective for the maximum period of time permitted by Chinese law, which is currently 20 years. In the event Guangdong Xingbang fails to cure a material breach, the WFOE may, among other remedies available, terminate this agreement.

●
Consulting Service Agreement. Guangdong Xingbang and the WFOE have entered into a Consulting Services Agreement which provides that the WFOE will be the exclusive provider of consulting and management services to Guangdong Xingbang and Guangdong Xingbang will pay all of its net income to the WFOE quarterly for such services.  Any such payment from the WFOE to the Company would need to comply with applicable Chinese laws affecting payments from Chinese companies to non-Chinese companies.  See “Risk Factors – Risks Associated With Doing Business in China.”  The Consulting Services Agreement shall be effective until it is terminated by either party in the event the other party becomes bankrupt or insolvent, if the WFOE ceases operations, or if circumstances arise which materially and adversely affect the performance or the objectives of the agreement. The WFOE may also terminate such agreement with or without cause.

●
Option Agreement. Pursuant to the Option Agreement among the WFOE, Guangdong Xingbang and each Guangdong Xingbang Shareholder, the Guangdong Xingbang Shareholders have granted the WFOE an exclusive right and option to acquire all of their equity interests in Guangdong Xingbang upon an event of default. The Operating Agreement is effective for the maximum period of time permitted by Chinese law (currently 20 years).

●
Voting Right Proxy Agreement. Pursuant to the Voting Right Proxy Agreement among the WFOE, Guangdong Xingbang and the Guangdong Xingbang Shareholders, the Guangdong Xingbang Shareholders have granted the WFOE a voting and proxy right to vote their equity interest in Guangdong Xingbang.  The Voting Right Proxy Agreement is effective until terminated by mutual agreement or by the WFOE with 30 days prior written notice.

Although we did not obtain any legal opinion from, nor been advised by any PRC legal counsel, management believes the above corporate structure complies with the PRC legal restrictions on foreign investment in the publication and e-commerce industries.

Products and Services

 e-Commerce platform services through  ju51 Online Mall

We provide e-commerce platform services to manufacturers, distributors and brick and mortar stores, including decoration companies, in the home furnishing industry through the ju51 Mall, which was launched in August 2011, and superseded the operation of the previous ju51 Online Community. In the second half of 2010, we started to develop a B2B2C e-commerce platform as an extension of our ju51 Online Community. The ju51 Mall is designed to assist the home furnishing businesses that are our clients to expand their sales channels.  “ju51” sounds similar to the Chinese words of “ju wu you,” which means “worry-free living” in Mandarin. When fully constructed, the ju51 Mall is expected to have twelve marketplaces targeting twelve sectors in the home furnishing industry, including light and lighting, ceramics, bath and toilet supplies, hardware, home textiles, closets, tiles and floor, doors and windows, furniture, home appliances, interior painting and home décor.

After launching the site in August, 2011, we found the prices listed by the direct sale stores were not competitive, so we adopted an updated business model for the ju51 Mall starting October 10, 2011. Under the new model, the manufacturers open flagship stores in the online mall where they showcase and sell their products, list prices for products and process orders placed online by consumers. We also have direct sale stores on our ju51Mall, which only brick-and-mortar retailers can open. A direct sale store will not sell products featured in our flagship stores any more, but instead act as shopping guide and provide product support and services. When a consumer places orders online directly with flagship stores, the direct sale store located closest to the consumer will receive the order simultaneously and provide product support and services, such as returns, exchanges, refunds and installation, through its own brick-and-mortar store. By doing so, direct sale stores can earn commission as a percentage of the retail price. The reason for having such direct sales stores as shopping guides is to address the Chinese consumers’ concern about return or exchange of products ordered online. The channel service providers will deliver products from manufacturers to direct sale stores. Although rare, they may also deliver products directly to consumers, if it is more cost-efficient. Customers may avoid paying the shipping fees by picking up the product at a local brick-and-mortar store. Such business model is designed to make sure consumers will receive quality products and services and have a good shopping experience at the ju51 Mall.

In February, 2012, we rebranded direct sale stores as “technical service stations” to better reflect their functions. Decoration companies and brick and motor stores can be our technical service stations, which perform the same functions as shopping guides and provide product support and services.

We expect to generate revenue from the commission paid by the manufacturers for their flagship stores, the franchise fee paid by retailers and other technical service stations, and service charges paid by channel service providers. We will also generate advertising revenue from the ju51 Mall. The manufacturers will pay commission to us based on a percentage of retail sales generated by the flagship store.   The technical service stations pay us an annual franchise fee during the term of their franchise periods, which we refer to as on-line “leases”. In February, 2012, the board of directors authorized Mr. Yao, the Chairman, CEO and President, to exempt direct sale stores (later rebranded as technical service stations) from paying franchise fees based on the trade volume on the ju51 Mall. Since the new business model did not go into effect until January 8, 2012, technical service stations did not need to pay franchise fees until January 9, 2012. The distributors will pay variable service charges depending on the total population in their particular geographic area. We expect the current business model will keep retail prices at the ju51 Mall at a competitive level compared with our competitors and facilitate the growth of the ju51 Mall.

In February, 2012, we rebranded direct sale stores as “technical service stations” to better reflect their functions. Decoration companies and brick and motor stores can be our technical service stations, which perform the same functions as shopping guides and provide product support and services.

Advertisements in “Guzhen Lighting Weekly” Newspaper and its online version www.lightcity.cn

“Guzhen Lighting Weekly” is a nationally distributed free weekly newspaper targeted at the light and lighting sector of the home furnishing industry in China.  “Guzhen” means “ancient town” and it is the name of a town in Guangdong Province.

Since its inception in 2002, “Guzhen Lighting Weekly” newspaper and its online version www.lightcity.cn (launched in 2003), have been publishing diversified light and lighting products information, new product trends, introducing new manufacturers, distributors, wholesalers and retailers, and identifying supply and demand needs of these businesses, as well as providing information on trade shows, forums, marketing opportunities and general news in the lighting industry.  Both the print and online versions are licensed to disseminate advertisements.  The main subscribers of the newspaper are the manufacturers, distributors, spare parts manufacturers, interior designers and other businesses in the light and lighting sector.  Currently, the weekly circulation reaches approximately 270,000 people, including about 150,000 visitors to www.lightcity.cn.  It is regarded by distributors and contractors as an important reference guide for their purchase and ordering decisions.

Guzhen Lighting Weekly is published as a weekly issue as a supplement to “Shopping Guide”, a nationally circulated newspaper under the national Standard Serial Number of CN11-0291. Under relevant PRC news and media regulations, we are unable to obtain our own Standard Serial Number. Therefore, ever since the inception of our newspapers, we obtained authorization with the Shopping Guide Press whereby our newspapers are published as special supplements to the Shopping Guide. The authorization was given to us orally before March 2008.  In March 2008, we entered into an Exclusive Advertising Agency Agreement with Shopping Guide where we obtained a five-year advertising agency right from Shopping Guide for the Guzhen Lighting Weekly from March 2008 to March 2013. In connection with such agreement, Shopping Guide gave us authorization to use the Standard Serial Number during the same term as the Exclusive Advertising Agency Agreement.

Guzhen Lighting Weekly is distributed every Friday, for free, via the Chinese postal office and our own distribution channels in China. Revenue and its online version from the newspaper come from the advertisements located therein.

Advertisements in “China Ceramics Weekly” Newspaper and its online version at www.taocicity.com

China Ceramics Weekly is a nationally distributed free weekly newspaper targeted at the residential ceramic sector of the home furnishing industry in China.  Since its inception in 2008, China Ceramics Weekly newspaper and its online version at www.taocicity.com, launched the same year, have been covering ceramic manufacturers and distributors, designated ceramic marketplaces, ceramic products and general news in the ceramics industry.  Both the print and online versions are licensed to disseminate advertisements.  The main subscribers of the newspaper are the manufacturers, distributors, spare parts manufacturers, interior designers and other businesses in the ceramics sector.  It is also circulated, for free, in the hotels and public areas of a number of ceramics towns in China such as Shiwan of Foshan, Zibo of Shandong Province and Jingdezhen in Jiangxi Province.   The online version offers additional convenience to the people, and functional interactive features. Currently, its weekly circulation is approximately 290,000, including 150,000 visitors to www.taocicity.com. It is regarded by the distributors and contractors as an important reference guide for their purchase and ordering.

China Ceramics Weekly is also published as a special supplement to Shopping Guide under the same national Standard Serial Number of CN11-0291 pursuant to oral and later written authorization granted by Shopping Guide. The authorization was given to us orally before March 2008.  In March 2008, we entered into an Exclusive Advertising Agency Agreement with Shopping Guide where we obtained a five-year advertising agency right from Shopping Guide for China Ceramics Weekly from March 2008 to March 2013. In connection with such agreement, Shopping Guide gave us authorization to use the Standard Serial Number during the same term as the Exclusive Advertising Agency Agreement for the China Ceramics Weekly.

China Ceramics Weekly is distributed every Wednesday, for free, via Chinese post-office and our own distribution channels in China. Revenue and its online version from the newspaper come from the advertisements located therein.

To promote our ju51 Mall more effectively, we combined Guzhen Lighting Weekly and China Ceramics Weekly  together under a common cover named "ju51 Business Intelligence" and distribute the integrated newspapers every two weeks on Fridays, starting September 20, 2011.

Consulting Services

We also provide consulting services to businesses in the lighting and ceramics industries and local governments.

We assist businesses in developing their sales and marketing strategy and advise them on branding, promotion and expansion of their sales channels. We provide coverage of the client and its products in our own newspaper and our websites by providing in-depth analysis and reviews of the client’s products and services and its business image, as well as solicit broader public awareness of its brands.  We do not receive fees for including this coverage on our websites. We also occasionally introduce strategic investors or acquisition targets to our business clients. The period of services vary depending on each client’s need and generally range from 8 months to 14 months. We charge client service fees ranging from RMB 300,000 (approximately USD $44,000) to RMB 500,000 (approximately USD $73,000) per year for each agreement. The client pays the full service fee upon execution of the agreement. So far, we have provided such consulting services to approximately 100 clients.

We also assist local governments, most of which are fourth tier towns or cities, to market and promote local businesses in the home furnishing or other industries, help local businesses with branding, develop its industrial focus, design industrial strategies, and provide training to local officials to help attract local businesses and regulate business behaviors.  Specifically, we establish local business databases for local government clients, cover the government’s local businesses and investment environment in our print and online media, arrange for potential investor and business partner tours in the town or city and coordinate special forums or trade fairs in the city or town.  We enter into annual cooperation agreements with these governments on our standard form contract. The government pays consulting fees ranging from RMB 2,000,000 (approximately USD $294,000) to RMB 3,000,000 (approximately USD $440,000) per year.  The local government clients pay the full amount upon execution of the agreement.  So far, we have provided consulting services to 8 local government clients, including Guzhen in Guangdong province, Ziyang in Sichuan province and Yunxiao in Fujian province. We have entered into 2 consulting agreements, totaling RMB6 million (approximately $0.93 million), with 2 counties located in Jiangxi Province of China, which we expect to be executed in 2012.

We also offer “Home Furnishing Yellow Page” to businesses in the industry.  The Yellow Page is compiled and published by us.  We have a strategic research center that collects and compiles market and business data in the lighting, ceramics and other home furnishing sectors. The research center frequently cooperates with government and other institutions such as the State Council Development Research Center, the Southern Modern Market Economic Institute, and the Guangdong Science and Technology Information Center to jointly collect and develop market data in the home furnishing industry.

Competition

General competitive advantages

As a leading print media operator in the lighting and ceramics sectors, we believe there are several key factors that will continue to differentiate us from our competitors in terms of e-commerce platform, advertising, and consulting service offerings targeting the home furnishing industry:

●	In-depth knowledge of the home furnishing industry and extensive database of the market players in the industry;

●	Profound advertising and marketing experience and capability in the home furnishing industry;

●	Good relationships with manufacturers, distributors and retailers in the home furnishing industry; and

●	Strong capability to group the most reputable manufacturers and brands in a single online platform, namely our ju51 online mall.

ju51 Mall competitive advantages

As for our e-commerce related services, our competitors may include: (1) other B2C e-commerce companies, such as Qijia Net, Liba Net and Taobao Mall, which have been selling products in the home furnishing industry, and Kuba Net, 360buy, Vancl, which have announced an intention to sell products in the home furnishing industry; (2) other e-commerce related service providers, namely e-commerce platform operators, such as Taobao Mall and QQ Mall; (3) brick and mortar retailers and distributors, many of which possess significant brand recognition, sales volume and customer bases, and some of which currently sell, or in the future may sell, products or services through the internet; and (4) a number of indirect competitors, including well established portals and internet search engines that are involved in e-commerce, either directly or in collaboration with other retailers. Although we face intense competition, we believe our ju51 Mall has the following competitive advantages:

●	Good relationship with brand manufacturers who will set up flagship stores in the ju51 Mall to showcase their products;

●	Quality products for sale in the ju51 Mall as a result of our strict evaluation of manufacturers seeking to open flagship stores;

●	Association with our channel service providers which are engaged to help develop technical service stations and share franchise fees payable by technical service stations equally with us;

●	Reliable delivery and installation services provided by channel service providers or technical service stations;

●	Reliable and timely after-sale services, as only brick and mortar retailers or decoration companies are franchised to be technical service stations in the ju51 Mall; and

●
Consumer confidence due to our consumer protection fund keeping in custodian with China Consumer Protection Foundation, dedicated to compensate consumers in case of dissatisfaction with products and services purchased from the ju51 Mall.

Print media competitive advantages

There are several newspapers that provide similar coverage about the light and lighting industry and ceramic sectors in China. According to the data compiled and published in 2011 by China Ranking, an institute which ranks Chinese businesses in various industries, Guzhen Lighting Weekly has the largest advertising revenue, the largest circulation and most online visitors among the five comparable print newspapers targeted at the light and lighting industry, including “China Lighting”, “Lighting Weekly”, “World Lighting Times”, and “China Lighting Industry Weekly”. According to the data compiled by China Ranking and published in 2011, China Ceramics Weekly has the largest advertising revenue, the largest circulation and most online visitors among the five comparable print newspapers targeted at the ceramic industry, including “Ceramic City News”, “Ceramic Information Weekly”, “China Building Material Weekly” and “Ceramic News”. We believe our newspapers have the following competitive advantages:

●	Attractive content. Our newspapers and website content are well-researched and thus we believe more readable and more informative than those of our competitors;
●
Wide distribution and data collection network. We have engaged the distributors, or “channel service providers”, to develop potential advertising and consulting services clients, distribute our newspapers and collect market data after we transferred our 52 representative offices throughout China to corresponding channel service providers where the representative offices were located in November 2011;

●
Unique advertising model. We have developed a full series of value-added advertising and consulting services available to clients which we believe delivers better marketing impact than regular commercial advertisements;

●	Our “soft advertisement” products, such as special coverage of a business or interview with the founder of a business;

●
Standardized work flow and stringent quality control.  We have developed a standardized process for editing, publication and distribution of the newspapers and development and servicing of clients.  Management supervises the quality of the content on the newspaper and websites and the quality of the advertisements and marketing advice we offer to clients; and

●
Quality and impartial content. We strive to have an impartial and fair opinion toward the industries we cover and believe we have earned credibility over the years for doing so. We believe this makes our media more attractive and a better platform for our advertising clients.

Sales and Marketing

As part of our operation of the ju51 Mall, we seek to capitalize on our relationship with distributors or “channel service providers”, by engaging them to develop potential advertising and consulting services clients and technical service stations (previously called direct sale stores) and distribute our newspapers. By doing so, management believes we can develop the ju51 Mall quickly and increase our advertising and consulting revenues in the foreseeable future.

Since February 2012, we started to develop technical service stations and recruit interior designers and decoration technicians to join our “China Decoration Technicians Network” at http://www.zgzxjg.com as part of our sales effort. The technical service stations (previously called “direct sales stores”) are intended to function as our local representative office. The interior designers and decoration technicians help us reach out to consumers and act as shopping guides using the technical service stations as their base. Consumers who place order through the introduction of decoration technicians will enjoy special “membership price”, which is less than the direct sale price listed on the ju51 Mall. Interior designers and decoration technicians earn commissions from the flagship stores.

We have been promoting the ju51 Mall in our own print media since August 2011. Therefore no advertisement expenses in other channels were incurred in 2011. In 2012, we plan to spend more money in the promotion of the ju51 Mall in other channels.

To promote our ju51 Mall more effectively, we combined Guzhen Lighting Weekly and China Ceramics Weekly together under a common cover named "ju51 Business Intelligence" and distributed the integrated newspapers every two weeks on Fridays starting September 20, 2011.

Publishing and Printing

We have an arrangement with the Shopping Guide whereby we publish our two newspapers under the national Standard Serial Number of CN11 0291. We currently have a five-year advertisement agency agreement with Shopping Guide to be the exclusive agent to handle all advertisements in our two newspapers.

We outsource the production of our newspapers to independent third party printers. Currently, we have printing agreements with Zhujiang Evening News Printing House and Beijing Zhuowen Printing Technology Co. Ltd.

IT Support

We have an in-house information technology research, development and operation center to support the ju51 Mall and our other web portals. We currently have 18 employees as technology support staff including system designers, webpage designers and IT engineers working on the construction and maintenance of the ju51 Online Mall. We intend to increase our investment in our web design and e-commerce construction capability to support the operation of the ju51 Online Mall. We also plan to double the number of IT staff.

We believe we have access to reliable and secure network infrastructure which provides sufficient support to our operations. Our web portals are connected to the Internet by reputable Internet connection operators such as China United Network Communication Group Company Limited (or China Unicom) and China Telecom Corporation (or China Telecom). Our 37 servers are located at four places, namely 21Vianet Asia Pacific Computer House, ChinaNetCenter Jiaochang Xi Computer House, ChinaNetCenter Sun City Computer House and our headquarters. These telecommunication operators provide us with support services twenty-four hours per day, seven days per week. They also provide connectivity for our servers through multiple high-speed connections.

Research and Development

Our own IT department has developed certain software and applications and obtained 14 computer software copyright registrations with the Chinese Copyright Bureau since 2008. Our IT staff, with the possible collaboration of outside IT consultants, will continue to design and develop applications geared toward e-commerce and peripheral products.

Intellectual Property

We have registered three trademarks in seven classes with the China Trademark Office with a valid term effective through 2019 or 2020, including the symbolic variation of the Chinese character “Xing”, Chinese character of “Light City” and www.lightcity.cn, and Chinese character of “Ju Wu You” and www.ju51.com, In 2008 and 2009 we obtained software copyright registration with the Copyright Bureau for 14 software applications we developed. We also have registered 7 domain names with the China Domain Name Administrative Center, which are renewable annually upon payment of certain fees.

Employees

As of December 31, 2011, we had 59 full-time employees. At the end of fiscal 2010, we had 153 full-time employees. Our employees are all located in China.

Government Regulation

General

The media and advertising industry in China is governed by the State Council, which is the highest authority in the executive branch of China’s central government, and several ministries and agencies under its authority, including the State Administration for Industry and Commerce (“SAIC”), the State Administration of Radio, Film and Television (“SARFTA”), the General Administration of Press and Publication, the Ministry of Culture and the State Council News Office.

Regulations Regarding Foreign Investment in the Chinese Media and Value Added Telecommunication Sector

On July 6, 2005, the Chinese government promulgated Certain Opinions on the Introduction of Foreign Investment in Cultural Fields, which provide an overall framework with respect to foreign investments in Chinese media and other cultural sectors. This document specifies the areas in which foreign investments are permitted or prohibited in accordance with China’s commitments regarding its entry into the World Trade Organization, or WTO. Under the document, foreign investment in the media sector is permitted in the areas of printing of packaging and decorating materials, redistributing books, newspapers, periodicals, producing of recordable disks, duplication of read only disks, and engaging in works of art and the construction and operation of performance sites, cinema, event brokerage agencies and movie technology. In addition, because the current PRC regulations only permit operation of media companies by state-owned enterprises or very few selected privately-owned businesses, we are unable to obtain our own Standard Serial Number. Ever since the inception of our newspapers, we have been distributing our newspapers as supplements to the Shopping Guide pursuant to authorization given by Shopping Guide.

Our online shopping mall and websites may be regarded as value added telecommunications services under relevant PRC laws. Foreign direct investment in telecommunications companies in China is regulated by the Regulations for the Administration of Foreign-Invested Telecommunications Enterprises (or the FITE Regulations), which were issued by the PRC State Council on December 11, 2001 and amended on September 10, 2008. The FITE Regulations stipulate that telecommunications enterprises in the PRC with foreign investors (or FITEs) must be established as Sino-foreign equity joint ventures. Under the FITE Regulations and in accordance with WTO-related agreements, the foreign party to a FITE engaging in value-added telecommunications services may hold up to 50% of the equity of the FITE, with no geographic restrictions on its operations. The PRC government has not made any further commitment to liberalize its regulation of FITEs.

Our management believes, subject to the uncertainties and risks disclosed elsewhere in this registration statement under the heading “Risk Factors”, the ownership structure of our WFOE complies with all existing laws, rules and regulations of the PRC and each of such companies has the full legal right, power and authority, and has been duly approved, to carry on and engage in the business described in its business license. We have not obtained any legal opinion from, or otherwise been advised by, any PRC legal counsel with respect to our VIE arrangements.

Censorship of Advertising Content by the Chinese Government

The advertising industry in China is governed by the Advertising Law which came into effect in February 1995. In addition, principal regulations governing advertising services in China include: (1) the Advertising Administrative Regulations, effective December 1987; and (2) the Implementing Rules for the Advertising Administrative Regulations, effective January 2005. Chinese advertising laws and regulations set forth certain content requirements for advertisements in China, which include prohibitions on, among other things, misleading content, superlative wording, socially destabilizing content, or content involving obscenities, the supernatural, violence, discrimination or infringement of the public interest. There are specific restrictions and requirements regarding advertisements that relate to matters such as patented products or processes, pharmaceuticals, medical instruments, agrochemicals, veterinary pharmaceuticals, foodstuff, alcohol, cosmetics and others. In addition, all advertisements relating to pharmaceuticals, medical instruments, agrochemicals and veterinary pharmaceuticals advertised through radio, film, television, newspaper, periodical and other forms of media, together with any other advertisements which are subject to censorship by administrative authorities according to relevant laws and administrative regulations, must be submitted to the relevant administrative authorities for content approval prior to dissemination.

Advertisers, advertising operators and advertising distributors are required by Chinese advertising laws and regulations to ensure that the content of the advertisements they prepare or distribute are true and in full compliance with applicable laws. In providing advertising services, advertising operators and advertising distributors must review the prescribed supporting documents in connection with any advertisements and verify that the content of such advertisements comply with applicable Chinese laws and regulations. In addition, prior to distributing advertisements for certain commodities that are subject to government censorship and approval, advertising distributors are required to ensure that governmental review has been performed and approval obtained. Violation of these regulations may result in penalties, including fines, confiscation of advertising income, orders to cease dissemination of advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the relevant administrative authorities may order violators to cease their advertising business operations. Furthermore, advertisers, advertising operators or advertising distributors may be subject to civil liability if they infringe on the legal rights and interests of third parties in the course of their advertising business. At the present time, we are not subject to any of the penalties mentioned above.

ITEM 1A. RISK FACTORS

Our business, operations and financial condition are subject to various risks.  Some of these risks are described below and you should take these risks into account in making a decision to invest in our common stock.  If any of the following risks actually occur, we may not be able to conduct our business as currently planned and our financial condition and operating results could be seriously harmed.  In that case, the market price of our common stock could decline and you could lose all or part of your investment in our common stock.

Risks Related to Our Business

Current economic conditions and the global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

Our results of operations are sensitive to changes in overall economic and political conditions that impact consumer spending and consumer purchases of home furnishing products.  Decoration services tend to decline during recession. The current uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the PRC economy, and may impact our ability to increase our income. As a result, there has been a shift away from discretionary spending for advertising and marketing services.  Continued tightness within our clients marketing budgets may adversely affect our financial condition and results of operations, resulting in a reduction in our revenues.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

Our limited operating history in the advertising and consulting industry may not provide a meaningful basis for evaluating our business prospects.  We started our advertising and consulting business in 2002.   We are in the process of shifting our focus to becoming an e-commerce operator while maintaining our current advertising and consulting business.  Although our revenues have grown rapidly since inception, we cannot guarantee that we will maintain profitability or that we will not incur net losses in the future.  We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

●	obtain sufficient working capital to support our expansion;

●	expand our services and offerings and maintain the quality of our advertising services;

●	maintain our proprietary technology;

●	manage our expanding operations and continue to fill customers’ orders on time;

●	maintain adequate control of our expenses allowing us to realize anticipated revenue growth;

●	implement our product development, marketing and sales strategies and adapt and modify them as needed;

●	integrate any future acquisitions; and

●
anticipate and adapt to changing conditions in the Chinese home furnishings industry resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are unable to address any or all of the foregoing risks, our business may be materially and adversely affected.

If we are unable to execute our e-commerce business strategy, our business and future prospects  may be materially and adversely affected.

We have limited experience in e-commerce. Since our inception, we attempted to conduct business to consumer business (“B2C”) in 2006 and business to consumer web portal business (“B2B”) in 2009. Both efforts were terminated.

In 2006, we started a web portal whereby we introduced restaurants, hotels, travel destinations and retail stores to consumers in Guangzhou City, Guangdong. However, due to our lack of experience in the consumer industry, we decided to discontinue the B2C business in the same year.

The ju51 Online Mall is a B2B2C business. Although we have derived some experience through our past operation of e-commerce businesses, we cannot assure you that we have sufficient management experience, human resources and technical capability to operate this new line of business.  Our ability to achieve satisfactory financial results in our new line of business is unproven. Failure to execute our e-commerce strategy in the development and operation of the ju51 Online Mall may result in negative results of operation and may harm our future growth prospects.

We may not be able to effectively control and manage our growth.

If our business and markets grow and develop as we expect, it will be necessary for us to finance and manage expansion in an orderly fashion. We may face challenges in managing new lines of business, expanding product offerings and in integrating acquired businesses with our own. This will increase demands on our existing management and facilities. Failure to manage this growth and expansion could interrupt or adversely affect our operations, cause production backlogs, longer product development time frames and administrative inefficiencies.

We will likely need to raise additional funds in the future to grow our business, which funds may not be available on acceptable terms or at all, and without additional funds, we may not be able to maintain or expand our business.

We expect that the cash generated from operations will be sufficient to fund our present operations. It is likely that in the future we will require substantial funds in order to fund operating expenses associated with the expansion of the ju51 Online Mall into other home furnishing sectors, to fund acquisition of channel service providers or other businesses, and to cover public company costs.  Without enough funds, we may not be able to meet these goals.  We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

You should also be aware that in the future:

●	We cannot be certain that additional capital will be available on favorable terms, if at all;

●	Any available additional financing may not be adequate to meet our goals; and

●	Any equity financing would result in dilution to stockholders.

If we cannot raise additional funds when needed, or on acceptable terms, we may not be able to effectively execute our growth strategy, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. In addition, we may be required to scale back or discontinue our production and development program, or obtain funds through strategic alliances that may require us to relinquish certain rights.

Our business depends heavily on the market recognition of our brand and our reputation in the home furnishing industry, and any harm to our brand or failure to maintain and enhance our brand recognition may materially and adversely affect our business, financial condition and results of operations.

We believe that the market recognition of our brand and our reputation have significantly contributed to the success of our business. Maintaining and enhancing the recognition and reputation of our brand are critical to our success.  Many factors, some of which are beyond our control, are important to maintaining our reputation, including our ability to maintain a client’s positive experience with our services as the end consumers’ preferences evolve and as we develop the new e-commerce business and expand into new sectors in the home furnishing industry.

In addition, the following factors are important to maintain our established market position as we continue the development of ju51 Online Mall:

●	our ability to increase brand awareness among existing and potential customers through various means of marketing and promotional activities;

●	the efficiency, reliability and service quality of our channel service providers;

●
our ability to effectively control the product quality of flagship stores and to monitor service performance of flagship stores, channel service providers and technical service stations as we continue to develop our marketplace program; and

●	any negative media publicity about e-commerce, its security or product quality associated with e-commerce operators in China.

If we are unable to maintain our reputation, further enhance our brand recognition and increase positive awareness of our website, our results of operations and future growth prospectus may be materially and adversely affected.

In the event we are unable to continue our cooperation with the operator of Shopping Guide, it will adversely affect the advertising revenue from our newspapers.

In China, the press and publication industry is heavily regulated. Only certified publishers are issued with a Standard Serial Number, or SSN, by GAPP (General Administration of Press and Publication of the People’s Republic of China) and can publish newspapers. We have agreements with Shopping Guide to act as the exclusive advertising agents for Guzhen Lighting Weekly and China Ceramics Weekly special edition. According to relevant PRC laws and regulations, we may not be regarded as the operator of the two newspapers, although we are authorized by Shopping Guide to use the Shopping Guide’s SSN. There is no assurance that we will be able to maintain the relationship with Shopping Guide or that the relationship would continue on favorable terms. If Shopping Guide withdraws the authorization, we may no longer publish Guzhen Lighting Weekly and China Ceramics Weekly and we may not be able to place advertisements for our clients. We cannot assure you that we will be able to find other certified press, or on terms acceptable to us, who may permit us to use the SSN. In such event, our advertising revenue will be materially and adversely affected as we may be forced to cease publishing these newspapers.

Results of operations for our current advertising and consulting business are subject to quarterly fluctuations that could adversely affect our business.

We experience seasonality in our advertising and market consulting business. The first quarter of each year, when a majority of the period is celebration of the New Year and Chinese New Year, is a low season due to the slow-down of home decoration. During this quarter, manufacturers and dealers usually cut their advertising expenditure.  In China, people usually finish apartment or house renovation and decoration before Chinese New Year, so that they can move into their new home to celebrate the holiday.

If the content of our newspapers are no longer attractive, our clients will cut advertising expenditures with us, which will adversely affect our revenue.

We believe one of our competitive advantages is that the content we put up on the newspapers and websites is impartial, informative and attractive to the average home-furnishing businesses. If we make substantial changes to the content or if we fail to keep up with the readers’ changing preferences, our newspapers and websites will be of less interest to the readers and will adversely affect our revenue and future growth prospects.

If our newspapers are ordered to suspend or stop publication by the PRC government, our revenue will be adversely affected.

The press industry is heavily regulated and censorship is stringent in China, so there is no assurance that the content of our newspapers will not be found to be in violation of relevant censorship or publication regulations, in which case the relevant PRC authority may order us to suspend or terminate publication of our newspapers or order shut-down of our websites.   In such case, our advertising and consulting revenue will be adversely affected.

If our newspapers cannot be delivered to subscribers timely, our revenue will be adversely affected.

We started engaging the Chinese Post Office to distribute our newspapers as a supplement to our own distribution network in January and February of 2011 for newspapers printed in Beijing and Guangdong, respectively.  There have been delays for subscribers in receiving the newspapers distributed by the Chinese Post Office.  There is no assurance that we will be financially capable of expanding our distribution network.  If we have to rely on the Chinese Post Office for a larger portion of our distribution, we may incur constant delay in delivery of the newspapers. In addition, if there is any major public transportation crisis or breakdown, our own distribution network will be affected.  Any major delay in delivery of our newspapers to our readers will adversely affect expansion of our advertisement target base and affect our revenues and results of operation.

Continuing growth of the advertising and consulting business depends on expansion of our operation in other home furnishing sectors.

To keep high growth in the advertising industry targeted at home furnishing businesses, it is important to expand into new home furnishing sectors.  Management believes the most beneficial way to expand is to acquire existing newspapers or other media in the other home furnishing sectors where we currently do not have operations. There are many risks associated with acquisition of desired business targets.  If we are unable to acquire and integrate new newspapers, our growth, revenue and profitability may suffer.

For our e-commerce business, we face intense competition. If we cannot compete successfully against competitors, we may not be able to acquire meaningful market share.

The operating environment for the ju51 Mall is competitive. Our competitors may include: (1) other B2C e-commerce companies, such as Qijia Net, Liba Net and Taobao Mall; (2) brick and mortar retailers and distributors, many of which possess significant brand recognition, sales volume and customer bases, and some of which currently sell, or in the future may sell, products or services through the internet; and (3) a number of indirect competitors, including well established portals and internet search engines that are involved in e-commerce, either directly or in collaboration with other retailers. Although we believe our planned business model is substantially different from other e-commerce operators in the home furnishing industry, there is no assurance that these competitors, or new ones, will not set up similar or even superior business models than ours.

We face a variety of competitive challenges including: keeping products offered in the ju51 Online Mall competitive in price, quality products and after sale service to consumers; maintaining favorable brand recognition; providing quality services to the business who pay service charges to us; and conducting strong and effective marketing campaigns. If we cannot properly address these challenges, our business and prospects will be materially and adversely affected.

Some of our competitors have significantly greater financial, marketing and other resources than us. In addition, other online retailers or channel service providers may be acquired by, receive investment from or enter into strategic relationships with, well-established and well-financed companies or investors which would ask them to terminate their relationship with us. Increased competition may reduce our operating margins, market share and brand recognition, or force us to incur losses. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures may have a material adverse effect on our business, prospects, financial condition and results of operations.

The proper functioning of our website will be essential to our e-commerce business and any failure to maintain the satisfactory performance and integrity of our website will materially and adversely affect our business, reputation, financial condition and results of operations.

The satisfactory performance, reliability and availability of our website, our transaction-processing systems and our network infrastructure will be critical to our success and our ability to attract and retain customers and maintain adequate customer service levels. Our revenues will depend on retaining a number of flagship stores, technical service stations and channel service providers. Any system interruptions caused by telecommunications failures, computer viruses, hacking or other attempts to harm our systems that result in the unavailability or slowdown of our website or reduced order fulfillment or other performance slow down will reduce the volume of ju51 online mall products sold and the attractiveness of the ju51 Online Mall. Our servers will also be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders. We may also experience interruptions caused by reasons beyond our control.

We will use externally developed systems for our website and substantially all aspects of transaction processing, including order management, cash, debit card and credit card processing, purchasing, inventory management and shipping. We intend to upgrade and expand our systems and to integrate newly developed or purchased software with our existing systems to support the smooth operation of our ju51 Online Mall. Failure to develop and upgrade our existing technology, transaction-processing systems or network infrastructure to accommodate increased traffic on our website or increased sales volume through our transaction-processing systems may cause unanticipated system disruptions, slower response time, degradation in levels of customer service and impaired quality and speed of order fulfillment, which would have a material adverse effect on our business, reputation, financial condition and future growth prospects.

If we fail to successfully adopt new technologies or adapt our website and systems to customer requirements or emerging industry standards, our e-commerce business, prospects and financial results will likely be materially and adversely affected.

To remain competitive, we will have to continue to enhance and improve the responsiveness, functionality and features of our website. The internet and e-commerce industry are characterized by rapid technological evolution, changes in user requirements and preferences, frequent introductions of new products and services embodying new technologies and the emergence of new industry standards and practices that could render our existing proprietary technologies and systems obsolete. Our success will depend, in part, on our ability to identify, develop, acquire or license leading technologies useful in our business, enhance our existing services, develop new services and technologies that address the increasingly sophisticated and varied needs of our existing and prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of website and other proprietary technology entails significant technical and business risks. There can be no assurance that we will be able to use new technologies effectively or adapt our website, proprietary technologies and transaction-processing systems to customer requirements or emerging industry standards. If we are unable to adapt in a cost-effective and timely manner in response to changing market conditions or customer requirements, whether for technical, legal, financial or other reasons, our business, prospects, financial condition and results of operations would be materially adversely affected.

Any interruption in the operation of our data centers for an extended period will likely have an adverse impact on our e-commerce business.

Our ability to accurately process and fulfill orders placed on the ju51 Mall and provide high-quality customer service will depend on the efficient and uninterrupted operation of our data centers and logistics centers. Our data centers and logistics centers may be vulnerable to damage caused by fire, flood, power loss, telecommunications failure, break-ins, earthquake, human error and other events. In addition, we do not have additional back-up systems or a formal disaster recovery plan and do not carry business interruption insurance to compensate for losses that may occur. The occurrence of any of the foregoing risks will likely have a material adverse effect on our business, prospects, reputation, financial condition and future operating prospects.

Failure to protect confidential information of our ju51 Online Mall customers and our network against security breaches will likely damage our reputation and brand and substantially harm our business and results of operations.

A significant challenge to online commerce and communications is the secure transmission and retention of confidential information over public networks. Management anticipates all product orders will be made through our website. All the online payments for our ju51 Online Mall products will be settled through third-party online payment services. In such transactions, maintaining complete security for the transmission of confidential information on our website, such as customers’ credit card numbers and expiration dates, personal information and billing addresses, is essential to maintain consumer confidence. We will have limited influence over the security measures of third-party online payment service providers. In addition, we will hold certain private information about our ju51 Online Mall customers, such as their names, addresses, phone numbers and browsing and purchasing records. We may not be able to prevent third parties, such as hackers or criminal organizations, from stealing information provided by our customers to us through our website. In addition, our flagship stores, technical service stations and channel service providers may violate their confidentiality obligations and disclose information about our customers. Any compromise of our security or third-party service providers’ security could have a material adverse effect on our reputation, business, prospects, financial condition and results of operations. Although we have had no such issues to date, we cannot assure you that events concerning leak of confidential information out of our control will not occur in the future, which could cause serious harm to our brand and reputation.

In addition, significant capital and other resources may be required to protect against security breaches or to alleviate problems caused by such breaches. The methods used by hackers and others engaged in online criminal activity are increasingly sophisticated and constantly evolving. Even if we are successful in adapting to and preventing new security breaches, any perception by the public that online commerce and transactions, or the privacy of user information, are becoming increasingly unsafe or vulnerable to attack could inhibit the growth of e-commerce and other online services generally, which in turn may reduce the revenue from our e-commerce service offerings.

We will depend on independent third parties for the operation and maintenance of our e-commerce business and any interruption with these parties may adversely affect our results of operation.

Our ju51 Online Mall is a B2B2C e-commerce platform for manufacturers, dealers, retailers and consumers.   We will depend on a number of independent third parties to generate revenues for the ju51 Mall.   We will depend on manufacturers who will open flagship stores to showcase and sell their products, list prices for products, and process orders placed online by consumers.  We will depend on technical service stations, previously named “direct sale stores,” who are retailers or decoration companies to provide product support and services to consumers. We will depend on channel service providers to provide delivery services. Our revenue will rely on the commission payable by manufacturers for the flagship stores, franchise fees payable by retailers or decoration companies for the technical service stations and service fees payable by distributors to become channel service providers.  The manufacturers will pay commission, based on a percentage of sales generated through our site, the retailers will pay a fixed amount of franchise fees and the distributors will pay variable service charges depending on the total population in the particular geographic area covered by the distributor. We will rely on third parties to provide a secured payment system. In addition, although we operate and maintain the website ourselves, we will depend on telecommunication service providers to provide Internet connection and other parties to host our servers.  Failure of any of these independent third parties to provide quality products and services to customers or to maintain our website may negatively impact the shopping experience in our ju51 Online Mall and damage our market reputation and adversely affect our business and results of operations.

We will incur significant costs on a variety of marketing efforts designed to increase sales of products on our ju51 Online Mall and some marketing campaigns and methods may turn out to be ineffective.

            We rely on a variety of different marketing efforts tailored to our target customers to increase sales of products on our ju51 Online Mall. Our marketing activities, which often involve significant costs, may not be well received by customers and may not result in the levels of product sales on our ju51 Online Mall that we anticipate. Marketing approaches and tools in the home furnishings industry in China are evolving. This further requires us to enhance our marketing campaign and experiment with new marketing approaches to keep pace with industry developments and customer preferences. Failure to refine our existing marketing approaches or to introduce new effective marketing approaches in a cost-effective manner could reduce our market share, cause our revenues to decline and negatively impact our profitability.

Our business depends and will depend substantially on the continuing efforts of our present and future executive officers, and our business may be severely disrupted if we lose, are unable to obtain or unable to replace, their services.

Our future prospects depend substantially on the continued services of our executive officers, especially Mr. Yao, our Chairman, Chief Executive Officer and President. We do not maintain key man life insurance on any of our executive officers.  If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all.  Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers.  In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers. Each of our executive officers has entered into an employment agreement with us, which contains non-compete provisions. However, if any dispute arises between our executive officers and us, we cannot assure you that we would be able to enforce these non-compete provisions in China, where these executive officers reside, in light of uncertainties with China’s legal system. Failure to retain the services of Mr. Yao or any other key employee may harm our reputation, financial prospects and future growth.

Our business and growth will suffer if we are unable to hire and retain key personnel that are in high demand.

Our future performance depends on our ability to attract and retain highly skilled designers, reporters, technical, marketing and sales personnel.  Qualified individuals are in high demand in China, and there are insufficient experienced personnel to fill the demand. The advertisement and e-commerce industry is characterized by high demand and intense competition for talent.  Considering our limited operating history, our ability to train and integrate new employees into our operations may not meet the growing demands of our business. Therefore, we may not be able to attract or retain the personnel we need to succeed.

Implementation of new PRC labor contract and labor laws relating to social insurance may adversely affect our business and results of operations.

Pursuant to a new PRC labor contract law that became effective in 2008, employers in China are subject to stricter requirements in terms of signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. The new labor contract law and related regulations impose greater liabilities on employers and may significantly increase the costs to an employer if it decides to reduce its workforce. In the event we decide to significantly change or reduce our workforce, the new labor contract law could adversely affect our ability to make such changes in a manner that is most favorable to our business or in a timely and cost effective manner.

Companies operating in China must comply with a variety of labor laws, including certain pension, health insurance, unemployment insurance and other welfare-oriented payment obligations.  Our failure to comply with these laws could have a material adverse effect on our business.

Our existing shareholders have substantial influence over our company and their interests may not be aligned with the interests of our other shareholders.

Currently, our co-founders, Mr. Xiaohong Yao and Ms. Dongmei Zhong, who are husband and wife, jointly own an aggregate of 56.25% of our outstanding shares through Future Media International Limited, a BVI entity. Mr. Yao, as the sole director of Future Media International Limited, has substantial influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. He may take actions that are not in the best interest of us or our other shareholders. These actions may be taken even if he is opposed by our other shareholders, including those who purchase shares in future offerings.  This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and may reduce the price of our shares. For more information regarding our principal shareholders and their affiliated entities, see “Corporate Structure.”

We may not be able to adequately protect our intellectual property, which could cause us to be less competitive and negatively impact our business.

We regard our trademarks, software registrations, trade secrets, domain names and other intellectual property as important to our success.  We rely on trademark, patent and trade secret law, as well as confidentiality agreements with certain of our employees, to protect our proprietary rights.  We include a standard confidentiality clause in our employment agreements to prevent our employees from disclosing confidential information to outside parties. No assurance can be given that our intellectual property will not be challenged, invalidated, infringed or circumvented.  Any material impairment of our intellectual property rights could have a material adverse effect on our business.

In addition, intellectual property rights in China are still developing, and there are uncertainties involved in the protection and the enforcement of such rights.  We will need to pay special attention to protecting our intellectual property.  Failure to do so could lead to the loss of a competitive advantage that could not be compensated by our damages award.

Future strategic alliances or acquisitions may have a material and adverse effect on our business, reputation and results of operations.

We may in the future enter into strategic alliances with various third parties. Strategic alliances with third parties could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the counter-party, and an increase in expenses incurred in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have little ability to control or monitor their actions. To the extent strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with such third parties.

In addition, although we have no current acquisition plans, if we are presented with appropriate opportunities, we may acquire additional assets, products, technologies or businesses that are complementary to our existing business. Future acquisitions and the subsequent integration of new assets and businesses into our own would require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business operations. Acquired assets or businesses may not generate the financial results we expect. In addition, acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant. In addition to possible shareholders’ approval, we may also have to obtain approvals and licenses from the relevant government authorities in the PRC for the acquisitions and to comply with any applicable PRC laws and regulations, which could result in increased costs and delay.

We may need additional capital, and the sale of additional shares or other equity securities could result in dilution to our shareholders.

We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs for the foreseeable future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. It is uncertain whether financing will be available in amounts or on terms acceptable to us, if at all.

If we fail to implement and maintain an effective system of internal controls (or fail to remediate the material weakness in our internal control over financial reporting that has been identified), we may be unable to accurately report our results of operations or prevent fraud, and investor confidence and the market price of our shares may be materially and adversely affected.

Prior to filing our Registration Statement on Form 10, we were a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. Our independent registered public accounting firm has not conducted an audit of our internal control over financial reporting. Currently, we do not have a Chief Financial Officer, any officer or accounting staff who is familiar with the accounting and reporting requirements of a U.S. publicly-listed company.  Although we intend to retain the services of such officer and staff as soon as possible, no assurances can be given that we will be able to identify or afford the financial requirements of qualified candidates.  The position of Chief Financial Officer of a U.S. publicly-listed company is critical to the operations of such a company, and our failure to fill this position in a timely and effective manner will negatively impact our business.

Our business license is subject to governmental control and renewal, and the failure to obtain renewal would cause all our operations to be suspended and have a material adverse effect on our financial condition.

We are subject to various PRC laws and regulations pertaining to the advertising and e-commerce industry.  Our business license and the advertising agency right granted by Shopping Guide allow us to conduct advertising business.  Our business license also allows us to engage in e-commerce operation.  However, we may there is no assurance that we will be able to  maintain our business license. If our business license is revoked or terminated by the government, all our operations will have to be suspended, which would have a material adverse effect on our business and financial condition.

Because we may not be able to obtain business insurance in the PRC, we may not be protected from risks that are customarily covered by insurance in the United States.

Business insurance is not readily available in the PRC.  To the extent we suffer a loss of a type which would normally be covered by insurance in the United States, such as general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment.  It is possible that consumers may initiate proceedings against manufacturers or distributors who advertise through our newspaper or website and add us as co-defendant in such product liability actions. We have not obtained any property or liability insurance in China.  Any losses incurred by us will have to be borne by us without any assistance, and we may not have sufficient capital to cover material damage to, and such loss would have a material adverse effect on, our financial condition, business and prospects.

We do not carry directors and officers’ liability insurance to cover any expenses and losses due to lawsuits related to financial reporting errors.  Our indemnification obligations could adversely affect our business, financial condition and results of operations.

We have not obtained director and officer liability insurance to cover lawsuit expenses and losses related to financial reporting errors. Our bylaws require us to indemnify our current and former directors, officers, employees and agents against most actions of a civil, criminal, administrative or investigative nature.  Generally, we are required to advance indemnification expenses prior to any final adjudication of an individual’s culpability. The expense of indemnifying our current and former directors, officers and employees and agents and the related expenses as a result of any actions related to the internal investigation and financial restatement may be significant. Therefore, our indemnification obligations could result in the diversion of our financial resources and may adversely affect our business, financial condition and results of operations.

Risks Relating to Our Corporate Structure

Our corporate structure, in particular the VIE Agreements, are subject to significant risks, as set forth in the following risk factors.

PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate.  Our failure to obtain the prior approval of the China Securities Regulatory Commission (“CSRC”) for the trading of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock.

The SAFE issued a public notice in November 2005, known as Circular 75, concerning the use of offshore holding companies in mergers and acquisitions in China.  The public notice provides that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to registration with the relevant foreign exchange authorities.  The public notice also suggests that registration with the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of shares in an offshore holding company that owns an onshore company.  PRC residents must each submit a registration form to the local SAFE branch with respect to their ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transactions or use of assets in China to guarantee offshore obligations.

On August 8, 2006, the PRC Ministry of Commerce (“MOC”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the CSRC and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which took effect September 8, 2006.  The revised M&A Regulations include new provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange.  On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings.  However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement.

The PRC regulatory authorities may take the view that entry into the VIE Agreements by the WFOE and Guangdong Xingbang constitutes a de facto acquisition, because at the end of these transactions, Mr. Yao, a PRC resident becomes majority owner and effective controlling party of a foreign entity that acquired ownership of Guangdong Xingbang.   Our management believes that: (a) the establishment of the WFOE was duly approved by the local counterpart of Ministry of Commerce in Guangdong on May 6, 2011; (b) the offshore restructuring, establishment of WFOE and execution of the VIE Agreements and the transactions thereunder do not (i) contravene or circumvent any provision of applicable PRC laws and regulations, including without limitation, the Revised M&A Regulations, the Circular 75 and its implementing rules; or (ii) contravene the articles of association, business license or other constituent documents of WFOE or Guangdong Xingbang; (c) to its best knowledge, management is not aware of any issue, fact or circumstance which would lead them to believe that the PRC regulatory authorities would revoke the VIE Agreements and the transactions thereunder; and (d) the VIE Agreements are in compliance with and enforceable under the applicable PRC laws and regulations.

If the PRC regulatory authorities take the view that the VIE Agreements constitute a de facto acquisition without the approval of the national offices of MOC, they could invalidate the VIE Agreements.  If we cannot obtain MOC approval in case we are required to do so, we may face regulatory actions or other sanctions from the MOC or other PRC regulatory agencies.  These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from future financings into the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock.

We did not obtain a legal opinion from PRC legal counsel with respect to our VIE arrangement. If our management’s understanding of the relevant PRC laws is incorrect and our corporate structure and the VIE Agreements are later determined by PRC government to be unenforceable, our results of operation may be materially adversely affected.

The VIE Agreements, designed to give us effective control of Guangdong Xingbang without having ownership in it, are governed by PRC laws.   We did not seek PRC legal counsel’s opinion or advice when we entered into these VIE Agreements with Guangdong Xingbang.  The PRC laws are complicated and fluid and there is no assurance that our understanding of the relevant PRC laws is accurate and up-to-date.  If our management’s understanding of the relevant PRC laws is incorrect and our corporate structure and the VIE Agreements are later determined by PRC government to be unenforceable, our results of operation may be materially adversely affected and we may have to negotiate new business terms with the Guangdong Xingbang Shareholders.

We depend upon the VIE Agreements in conducting our business in the PRC, which may not be as effective as direct ownership.

 The VIE Agreements may not be as effective in providing us with control over Guangdong Xingbang as direct ownership.  The VIE Agreements are governed by PRC laws and provide for the resolution of disputes through arbitration proceedings pursuant to PRC laws.  Accordingly, the VIE Agreements would be interpreted in accordance with PRC laws.  If Guangdong Xingbang or its shareholders fail to perform the obligations under the VIE Agreements, including but not limited to default in payment of consulting fees under the Consulting Services Agreement, we may have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, and there is a risk that we may be unable to obtain these remedies.  The legal environment in China is not as developed as in other jurisdictions.  As a result, uncertainties in the PRC legal system could limit our ability to enforce the VIE Agreements.

The pricing arrangement under the VIE Agreements may be challenged by the PRC tax authorities.

We could face adverse tax consequences if the PRC tax authorities determine that the VIE Agreements were not entered into based on arm’s length negotiations.  If the PRC tax authorities determine that the VIE Agreements were not entered into on an arm’s length basis, they may adjust the income and expenses of our company for PRC tax purposes which could result in higher tax liability.

We rely on the approval certificates and business license held by Guangdong Xingbang and any deterioration of the relationship between the WFOE and Guangdong Xingbang could materially and adversely affect the overall business operation of our company.

Pursuant to the VIE Agreements, our business will be undertaken on the basis of the approvals, certificates and business license as well as other requisite licenses held by Guangdong Xingbang.  The advertising and e-commerce industry in China is highly regulated by the PRC government and numerous regulatory authorities of the central PRC government are empowered to issue and implement regulations governing various aspects of the internet industry. See “PRC Regulation.” There is no assurance that Guangdong Xingbang will be able to renew its licenses or certificates when their terms expire with substantially similar terms as the ones they currently hold.

Further, our relationship with Guangdong Xingbang is governed by the VIE Agreements, which are intended to provide us, through our indirect ownership of the WFOE, with effective control over the business operations of Guangdong Xingbang.  However, the VIE Agreements may not be effective in providing control over the applications for and maintenance of the licenses required for our business operations.  Guangdong Xingbang could violate the VIE Agreements, go bankrupt, suffer from difficulties in its business or otherwise become unable to perform its obligations under the VIE Agreements and, as a result, our operations, reputation, business and stock price could be severely harmed.

If the WFOE exercises the purchase option over Guangdong Xingbang’s equity pursuant to the VIE Agreements, the payment of the purchase price could materially and adversely affect the financial position of our company.

Under the VIE Agreements, the WFOE holds an option to purchase all or a portion of the equity of Guangdong Xingbang at a price based on the capital paid in by the Guangdong Xingbang shareholders. In case applicable PRC laws and regulations require an appraisal of the equity interest or provide other restrictions on the purchase price, the purchase price shall be the lowest price permitted under the applicable PRC laws and regulations. As Guangdong Xingbang is already a contractually controlled affiliate to our company, and already remits all of its net profits to us in the form of consulting service fees, the WFOE’s purchase of Guangdong Xingbang’s equity would result in a substantial cash payment from us to the Guangdong Xingbang Shareholders without any corresponding increase in our cash flow or increase in our book value.  Accordingly, payment of the purchase price could adversely affect the financial position of our company.

The shareholders of Guangdong Xingbang have potential conflicts of interest with us, which may adversely affect our business.

Guangdong Xingbang is jointly owned by Mr. Xiaohong Yao and Ms. Dongmei Zhong, who are husband and wife. Mr. Yao and Ms. Zhong also jointly own 56.25% of our common stock.  Mr. Yao and Ms. Zhong may not act completely in the best interests of us or our stockholders (as opposed to their personal interest) and there may be conflicts of interest which may not be resolved in our favor.  For example, Mr. Yao and Ms. Zhong may cause Guangdong Xingbang to delay the payment of consulting services fees to our company via the WFOE or they may cause Guangdong Xingbang to unlawfully terminate the VIE Agreements.  There may be conflicts of interest between their duties to us and their interests as the shareholders of Guangdong Xingbang. We cannot assure you that they will act entirely in our interests when conflicts of interest arise or that conflicts of interest will be resolved in our favor. In addition, Mr. Yao and Ms. Zhong could violate their non-competition or employment agreements with us or their legal duties by diverting business opportunities from us, resulting in our loss of corporate opportunities. If we are unable to resolve any such conflicts, or if we suffer significant delays or other obstacles as a result of such conflicts, our business and operations could be severely disrupted, which could materially and adversely affect our results of operations and damage our reputation.

PRC regulation of direct investment and loans by offshore holding companies to PRC entities may delay or limit us from making additional capital contributions or loans to our PRC subsidiaries.

Any capital contributions or loans that we, as an offshore entity, make to Guangdong Xingbang, are subject to PRC regulations. For example, none of our loans to Guangdong Xingbang may exceed the difference between its total amount of investment and its registered capital approved under relevant PRC laws, and the loans must be registered with the local branch of SAFE. Our capital contributions to Guangdong Xingbang must be approved by the Ministry of Commerce or its local counterpart. We cannot assure you that we will be able to complete the necessary registration or obtain the necessary approval on a timely basis, or at all. If we fail to complete the necessary registration or obtain the necessary approval, our ability to make loans or equity contributions to Guangdong Xingbang may be negatively affected, which could adversely affect Guangdong Xingbang’s liquidity and its ability to fund its working capital and expansion projects and meet its obligations and commitments.

Risks Associated With Doing Business in China

There are substantial risks associated with doing business in China, as set forth in the following risk factors.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

We are dependent on our relationship with the local government in the province in which we operate our business.  The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters.  The central or local governments in the PRC jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.  Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Future inflation in China may inhibit our ability to conduct business in China. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation.  Rapid economic growth can lead to growth in the money supply and rising inflation.  If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability.  These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  High inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

Our operations and assets in China are subject to significant political and economic uncertainties.

Changes in PRC laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition.  Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activities and greater economic decentralization.  There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

We derive all of our revenues in China and a slowdown or other adverse developments in the PRC economy may materially and adversely affect our customers, demand for our products and our business.

All of our revenues are generated in China.  We anticipate that sales of our products in China will continue to represent all of our total sales in the near future.  Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue.  The industry in which we are involved in the PRC is relatively new and growing, but we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for our products.  In addition, the Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.  Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in reduced demand for our products.  A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and materially and adversely affect our business.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese Renminbi into foreign currencies and, if Chinese Renminbi were to decline in value, reducing our revenue in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies. Substantially all of our revenue and expenses are in Chinese Renminbi.  We are subject to the effects of exchange rate fluctuations with respect to any of these currencies.  For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar.  However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar.  Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese Renminbi against the U.S. dollar.  We can offer no assurance that Chinese Renminbi will be stable against the U.S. dollar or any other foreign currency.

Our financial statements are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign consolidated subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign consolidated subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to hedge our exchange rate risks.

The State Administration of Foreign Exchange (“SAFE”) restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively and to pay dividends.

All of our sales, revenues and expenses are denominated in the Chinese currency, Renminbi.  Under PRC law, the Renminbi is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans.  Currently, our PRC operating subsidiary, We, may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of SAFE, by complying with certain procedural requirements.  However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future.  Since a significant amount of our future revenue will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China that are denominated in foreign currencies.

SAFE restrictions may delay the payment of dividends, since we have to comply with certain procedural requirements and we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from the profits of WFOE.

Foreign exchange transactions by PRC operating subsidiaries continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE.  In particular, if we, or our PRC operating subsidiary, borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance our operations by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or their respective local counterparts.  These limitations could affect our ability to obtain foreign exchange through debt or equity financing.

The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions.  If the foreign exchange control system prevents us from obtaining foreign currency, we may be unable to pay dividends or meet obligations that may be incurred in the future that require payment in foreign currency.

Because our principal assets are located outside of the United States and a majority of our directors and our officers will reside outside of the United States, it may be difficult for you to enforce your rights based on the United States federal securities laws against us and our officers and directors in the United States or to enforce judgments of United States courts against us or them in the PRC.  In addition, it may be difficult for you to enforce judgments of United States courts against Guangdong Xingbang or our PRC resident directors and officers in the United States.

All of our board of directors and officers are outside of the United States. In addition, our operating subsidiary is located in the PRC and all of its assets are located outside of the United States. China does not have a treaty with the United States providing for the reciprocal recognition and enforcement of judgments of courts. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in the PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States federal securities laws or otherwise.   In addition, an investor may have difficulty enforcing a judgment rendered by a United States court against foreign residents such as Guangdong Xingbang and our officers and directors who do not have assets in the United States.

We may have limited legal recourse under PRC laws if disputes arise under our contracts with third parties.

The Chinese government has enacted laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade.  However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable.  If adverse circumstances arise from our business transactions, we face the risk that the parties may seek ways to terminate the transactions, or may hinder or prevent us from receiving the benefits or enforcing our rights in these transactions.  The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC laws, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring.  The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.  Although legislation in China over the past 30 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in China, these laws, regulations and legal requirements are relatively new and their interpretation and enforcement involve uncertainties, which could limit the legal protection available to us, and foreign investors, including you.  The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our operations.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions.  Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time to time in mainland China.  If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage.  Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with SAFE.  We may also face regulatory uncertainties that could restrict our ability to adopt equity compensation plans for our directors and employees and other parties under PRC laws.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78.”  It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company, such as our company, after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan.  In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007.  We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.

In the future, we may adopt an equity incentive plan and make numerous stock option grants under the plan to our officers, directors and employees, some of whom are PRC citizens and may be required to register with SAFE. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations and ability to attract and retain the most qualified employees, officers and directors may be adversely affected.

Due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our stockholders.

The Wholly-Foreign Owned Enterprise Law (1986), as amended and the Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended and the Company Law of the PRC (2006) contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises, such as the WFOE, may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, the WFOE is required to set aside a certain amount of their accumulated profits each year, if any, to fund certain reserve funds.  These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes.

Furthermore, if our consolidated subsidiaries in China incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our consolidated subsidiaries are unable to receive all of the revenues from our operations due to these contractual or dividend arrangements, our results of operations may be adversely affected.

We may have difficulty establishing adequate management, legal and financial controls required for a US publicly listed company.

Our management and our current board do not have experience in the management of public companies.  The PRC historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, and other control systems.  We may have difficulty hiring and retaining a sufficient number of qualified employees to work in the PRC.  As a result of these factors, and especially given that we expect to be a publicly listed company in U.S. and subject to regulation as such, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet US public listed companies’ standards.  We may have difficulty establishing adequate management, legal and financial controls in the PRC.  Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002 and other applicable laws, rules and regulations.  This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business and the public announcement of such deficiencies could adversely impact our stock price.

Our lack of accounting personnel with education and experience in  U.S. GAAP is a material weakness in our internal control over financial reporting and could cause an oversight or delay in detecting a material misstatement of our annual or interim financial statements.

With the exception of Xingbang NV, none of our subsidiaries maintain their books and records in accordance with U.S. GAAP. Guangdong Xingbang, our only operating subsidiary, maintains its books and records in accordance with Chinese GAAP. Our Interim Chief Financial Officer, Mr. Song, and the accounting staff under his supervision are primarily responsible for preparing our books and records and converting such books and records into financial statements in accordance with US GAAP.  However, Mr. Song and the accounting staff under his supervision have limited knowledge of, and no prior experience in preparing financial statements in accordance with, U.S. GAAP.  Mr. Song also prepares the necessary disclosure in our periodic reports with the SEC.  None of Mr. Song and the other accountants is a U.S. certified public accountant or a certified management accountant, neither have they attended U.S. academic institutions or extended educational programs that would provide a sufficient relevant education in U.S. GAAP. Our management concluded this deficiency constitutes a material weakness in internal control over financial reporting as of September 30, 2011.   Such material weaknesses in our internal control over financial reporting could result in a material misstatement of our financial statements that may not be prevented or detected.  We are seeking to remedy this deficiency, although no assurance can be given as to when or to what extent we can obtain the necessary U.S. GAAP experience.

Compliance with changing regulation of corporate governance and public disclosure, and our management’s inexperience with such regulations will result in additional expenses and creates a risk of non-compliance.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting.  Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.  In addition, our management is located in the PRC has little experience with compliance with U.S. laws (including securities laws).  This inexperience may cause us to fall out of compliance with applicable regulatory requirements, which could lead to enforcement action against us and a negative impact on our stock price.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws.  The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting.  In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting.   Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.  Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future.  Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to prevent fraud.  As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock.  Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

Regulation and censorship of information distribution over the internet in China may adversely affect our business, and we may be liable for information displayed on, retrieved from or linked to our website.

China has enacted laws and regulations governing internet access and the distribution of products, services, news, information, audio-video programs and other content through the internet. In the past, the PRC government has prohibited the distribution of information through the internet that it deems to be in violation of PRC laws and regulations. If any of our internet content were deemed by the PRC government to violate any content restrictions, we would not be able to continue to display such content and could become subject to penalties, including confiscation of income, fines, suspension of business and revocation of required licenses, which could materially and adversely affect our business, financial condition and results of operations. We may also be subject to potential liability for any unlawful actions of our customers or users of our website or for content we distribute that is deemed inappropriate. It may be difficult to determine the type of content that may result in liability to us, and if we are found to be liable, we may be prevented from operating our website in China.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation may distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely hampered and your investment in our stock could be rendered worthless.

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review by China Securities Regulatory Commission, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any review of our company, our SEC reports, other filings or any of our other public pronouncements.

Risks Related to Our Common Stock

We are not listed or quoted on any exchange and we may never obtain such a listing or quotation.

There is presently no public market in our common stock and there may never be a market for our common stock. Common stock held by our shareholders may have little or no value. We cannot guarantee that our common stock will be listed on a securities exchange or if a market for our stock will ever develop. Even if our common stock were quoted for sale, buyers may be insufficient in numbers to allow for a robust market, and therefore, it may prove impossible to sell your shares.

An active and visible trading market for our common stock may not develop.

We cannot predict whether an active market for our common stock will develop in the future.  In the absence of an active trading market:

●	investors may have difficulty buying and selling or obtaining market quotations;

●	market visibility for our common stock may be limited; and

●	a lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

The trading price of the common stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts’ earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors.  These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our common stock.

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly operating results;

●	changes in financial estimates by securities research analysts;

●	conditions in the markets in which we compete;

●	changes in the economic performance or market valuations of our competitors;

●	announcements by us or our competitors of new services, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	addition or departure of key personnel;

●	fluctuations of exchange rates between RMB and the U.S. dollar;

●	intellectual property or other litigation; and

●	General economic or political conditions in China.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock, which we plan to have quoted for trading on the OTCQX, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act, as amended.  Our common stock may be a “penny stock” if it meets one or more of the following conditions: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.  The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act.  For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account.  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We do not anticipate paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their common stock at or above the price they paid for them.

Volatility in the price of our common stock may subject us to securities litigation.

The market for our common stock may be characterized by significant price volatility, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES

 Our corporate offices are located at 7/F West Tower, Star International Mansion, No.6-20 Jinsui Rd.,Tianhe District, Guangzhou, Guangdong Province, PRC.   Under the current PRC laws, land is owned by the state, and parcels of land in rural areas, which is known as collective land, is owned by the rural collective economic organization. Land use rights are granted to an individual or entity after payment of a land use right fee is made to the applicable state or rural collective economic organization. Land use rights allow the holder of the right to use the land for a specified long-term period.  Our Chairman and Chief Executive Officer, Mr. Xiaohong Yao and his wife, Ms. Dongmei Zhong, jointly own the property at Unit 703 and 705,.   We entered into a two-year lease agreement with Mr. Yao and Ms. Zhong, whereby we are obligated to pay monthly rent of approximately RMB 81,781.7 (approximately $12,654).  We believe the rent is reasonable and in accordance with the market price. A portion of our corporate office was leased, from an independent third party from March 1, 2010 to February 28, 2011.  .We no longer used that portion upon expiration of the lease.

ITEM 3.     LEGAL PROCEEDINGS

We are currently not a party to any legal proceeding and are not aware of any legal claims that we believe will have a material adverse affect on our business, financial condition or operating results. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4.     MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our outstanding stock consists only of common stock, and the total number is 81,244,000. We filed a Form S-1 for the resale of 5,024,000 shares on November 18, 2011, which went into effect on February 24, 2012. Our common stock is not currently quoted on any market, but we have filed an application to OTC Markets Group Inc. for quotation on OTCQX. The transfer agent for our common stock is Island Stock Transfer at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.

Holders

As of December 31, 2011, there were approximately 109 shareholders of record of our common stock.

Dividends

Since inception, no dividends have been paid on the common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future. Although we intend to retain earnings, if any, to finance the exploration and growth of our business, our Board of Directors has the discretion to declare and pay dividends in the future.  Payment of dividends in the future will depend upon the earnings, capital requirements, and other factors which the Board of Directors may deem relevant.

No Equity Compensation Plan

We do not have any equity compensation plans. Our Board of Directors may adopt one or more equity compensation plan in the future.

Recent Sales of Unregistered Securities and use of Proceeds from Unregistered Securities

On October 20, 2011 we issued 1,244,000 shares of common stock at a price of $0.31 per share in a private placement pursuant to Regulation S, receiving proceeds of approximately $385,640. We plan to use the proceeds for our daily operations.

Reports to Security Holders

We file annual, quarterly and current reports with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

ITEM 6.     SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as the MD&A, is intended to help the reader understand our Company, our operations and our present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K particularly under “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”

Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of December 31, 2011 and 2010 and for the two-year period ended December 31, 2011.

This discussion should be read in conjunction with the other sections of this prospectus, including the related exhibits. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this prospectus. See “Item 1A. Risk Factors.” Our actual results may differ materially.

Overview

We were formed as a Nevada corporation on April 12, 2011 to acquire operational control over Guangdong Xingbang. Since foreign investors are restricted by the laws and regulations of the People’s Republic of China to operate the media and e-commerce business in China, we operate our business through ownership of the WFOE that provides management, consulting, investment and technical services to Guangdong Xingbang. We do not own any direct equity interest in Guangdong Xingbang. In May 2011, the WFOE entered into a series of contractual arrangements which effectively give the WFOE operational control over Guangdong Xingbang despite the lack of direct ownership. As a result of these contractual arrangements, we treat Guangdong Xingbang as a variable interest entity, or VIE, under U.S. generally accepted accounting principles, and we have included its historical financial results in our combined financial statements.

Our subsidiaries, Xingbang NV, Xingbang BVI and Xingbang HK are holding companies which do not have any operations or own any assets except for the ownership of the WFOE.  The only current operation of the WFOE is to provide consulting and management services to Guangdong Xingbang.  Currently, we solely rely on results of operations of Guangdong Xingbang.   If the PRC government declares the VIE agreements are not enforceable, we will not be able to exercise effective control over Guangdong Xingbang and combine the financial results of Guangdong Xingbang.  In such case, our results of operations and financial position will be materially adversely affected.

Guangdong Xingbang, which was founded in 2005, derives revenue primarily from three types of business: e-commerce related revenue derived from our ju51 Online Mall, advertising revenue, and revenue from consulting services provided to businesses and local governments in China.

Our revenue highly correlates to the Chinese real estate market and is seasonal. Since January 2010, the Chinese government began to put forth policies restraining real estate growth and, as a result, the demand for home furnishings began to decrease in the fourth quarter of  2010. Manufacturers  and distributors cut their advertising and consulting budgets in the first quarter of 2011 and the decreased demand had a significant impact on our revenue and deferred revenue in the first three quarters  of 2011.  Management believes it is possible for the Chinese government to continue its policy to restrain high housing prices in the foreseeable future. Such policy is intended to incentivize consumers who previously were not able to afford the high home prices and spend on home furnishings.  Prior to the policy change, many apartments and houses were purchased by speculators who bought them and did not spend any money to furnish them.  We believe an increased number of home buyers buying for personal occupancy will lead to increased growth in the home furnishings market and we expect to see more aggressive marketing initiatives by the home furnishings industry in the future. Generally, the first half of the year is low season for the home furnishings market, as people generally do not decorate their home during this period because of wet weather and other factors, so our revenue in advertising and consulting (except for consulting provided to local governments, and revenue generated by our ju51 Mall) is relatively low during this period.

On February 2, 2012, to avoid confusion by consumers and to better reflect their functions, we rebranded direct sale stores as technical service stations. Besides brick-and-mortar stores, we also decided to franchise decoration companies to become our technical service stations.

As part of our operation of the ju51 Mall, we seek to capitalize on our relationship with distributors by engaging the distributors, or “channel service providers”, to develop technical service stations, potential advertising and consulting services clients and distribute our newspapers. We also intend to build representative offices throughout China to develop technical service stations. Distributors will receive commission based on the franchise fee paid by technical service stations, the advertising and consulting services revenue generated by such distributor, and will be compensated for its distribution costs. By doing so, our management believes we can develop the ju51 Mall quickly and increase our advertising and consulting revenues in the foreseeable future.

We also decided to develop membership of decoration technicians as shopping guides to help increase sales volume on the ju51 Mall. To promptly develop membership of decoration technicians and better organize and manage them, we will develop decoration companies to be our technical service stations. In principle, we only develop a technical service station within a county or a district of a city to protect their economic interests. Technical service stations will earn commissions, paid by flagship stores, based on a percentage of the sales in the geographical area they are franchised to cover. A decoration technician will also earn commissions, paid by flagship stores, based on a percentage of the amount he/she sells as a shopping guide. Customers, who input the membership number of the decoration technician when they place orders, will enjoy membership price lower than the direct sale price listed on the ju51 Mall. To help consumers learn more about or check the personal information of decoration technicians, we founded a web portal of China Decoration Technician the web address is http://www.zgzxjg.com in November 2011.

As of February 14, 2012, the board of directors exempted distributors from paying service charges from October 2011 to June 2012, considering that the distributors have recorded loss resulting from low sales volume on the ju51 Mall, and in order to maintain a good and sustainable cooperation relationship with them. The board also authorized Mr. Yao, the Chairman, CEO and President, to exempt distributors from paying service charges, direct sale stores (later rebranded as technical service stations) from paying franchise fees based on the trade volume on the ju51 Mall. Accordingly, we do not expect revenue generated from service charges until the third quarter of 2012 at the earliest.

Results of Operations — Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table presents, for the years indicated, our combined statement of operations information.

	For the Years ended December 31,
	2011	2010
Revenue
Advertising	$1,385,943	$3,470,493
Consulting service	1,784,411	1,756,188
E-commerce	1,438,960	—
Total revenue	4,609,314	5,226,681
Cost of Revenue
Advertising	686,533	878,194
Consulting service	137,928	303,294
E-commerce	338,784	18,706
Total cost of revenue	1,163,245	1,200,194
Gross Profit	3,446,069	4,026,487
Operating Expenses
Selling, general and administrative expenses	3,350,055	2,703,334
Impairment of website development cost	15,086	—
Depreciation	113,942	107,856
Total operating expenses, net	3,479,083	2,811,190
Net (Loss) Income From Operation	(33,014)	1,215,297
Other Income(Expenses)
Interest income	3,453	2,605
Interest expenses on note payable	(6,326)	(18,680)
Interest expenses paid to shareholders	—	(17,928)
Other income	8,625	6,620
Other expenses	(17,579)	(3,977)
Loss on disposal of property and equipment	(7,188)	(15,631)
Total other expenses, net	(19,015)	(46,991)
Net (Loss) Income Before Tax	(52,029)	1,168,306
Income Tax Expenses	(122,064)	(123,942)
Net (Loss) Income	(174,093)	1,044,364
Other Comprehensive Income-Foreign currency translation gain	$69,437	$19,269
Comprehensive (Loss) Income	$(104,656)	$1,063,633
Net Income Per Share-Basic and Diluted	$(0.00)	$0.01
Weighted Average Number of Shares Outstanding During the Year -Basic and Diluted	80,341,685	79,999,000

Revenue

During the year ended December 31, 2011, we had total revenue of $4,609,314. Of this, $1,385,943 was attributable to revenue generated from advertising, $1,784,411 was attributable to consulting services rendered, and $1,438,960 was contributed by e-commerce. During the year ended December 31, 2010, total revenue was $5,226,681. Of this, $3,470,493 was attributable to revenue generated from advertising, $1,756,188, was attributable to consulting services rendered, and $0 was from e-commerce. The decrease of $617,367 or approximately 11.81% was mainly due to decreased advertising revenue. The decreased advertising revenue was primarily because we put more effort on e-commerce as well as the slowdown of the real estate market in China during 2011.

Cost of revenue

Cost of revenue is comprised of printing cost, editorial fee, agent fee, salaries of consulting service providers and business tax relating to advertising and service rendered.

Cost of revenue for the year ended December 31, 2011 was $1,163,245, compared to $1,200,194 for the year ended December 31, 2010, a decrease of $36,949, or approximately 3.08%. The reason for the change was the decrease in the cost of advertising revenue, which was $191,661, or approximately 21.82% and the decrease in the cost of consulting revenue, which was 165,366, or approximately 54.52% and the increase in the cost of e-commerce, which was $320,078, or approximately 1,711.1%. The reason for the increase of cost of e-commerce was due to the expenses related to the launch of the ju51 Mall in August 2011.

Gross profit

Gross profit was $3,466,069 in 2011, a decrease of $580,418, or approximately 14.41%, compared to gross profit of $4,026.487 in 2010. The reason for the decrease was mainly due to the decrease in advertising revenue, and the increase in cost of e-commerce.

Operating expenses

Operating expenses consist of selling, general and administrative expense, impairment of website development cost and depreciation.

Operating expenses for the year ended December 31, 2011 were $3,479,083, including $3,350,055 in general, selling and administrative expenses, $15,086 in impairment of website development cost, and $113,942 in depreciation. Operating expenses for the year ended December 31, 2010 were $2,811,190, composed of $2,703,334 in general, selling and administrative expenses, $0 in impairment of website development cost, and $107,856 in depreciation. The increase in operating expenses from the year ended December 31, 2010 to the year ended December 31, 2011 was $667,893, or approximately 23.76%. Of this, selling, general and administrative expenses increased $646,721, or approximately 23.92%, impairment of website development cost increased $15,086, and depreciation increased $6,086, or approximately 5.64%. The reason for the increase in the selling, general and administrative expenses was due to the professional fees in connection with the filing of Form 10 and registration statement on S-1, which was $716,665 in fiscal year 2011.

Other expenses, net

Other expenses, net, consist mainly of net of interest income, interest expenses on note payable, interest expenses paid to stockholders, other income, other expenses, and loss on disposal of property and equipment.

Other expenses, net, for the year ended December 31, 2011 were $19,015 compared to $46,991 for the year ended December 31, 2010, a decrease of $27,976, or approximately59.53%. The decrease in other expenses, net, was primarily attributable to the decrease in interest expenses on note payable, interest expenses paid to stockholders , and loss in disposal of property and equipment , which were $12,354, $17,928, and $8,443, respectively, and the increase of other income and other expenses, which were $2,005 and $13,602, respectively.

Income tax expenses

Income tax expenses were $122,064 for the year ended December 31, 2011, as compared to $123,942 for the year ended December 31, 2010. The increase in income tax expenses was mainly attributable to the increased selling, general and administrative expense, which was a non-deductible expense. Our effective income tax rate was 15% for the years 2011 and 2010, because we are qualified as a “New or High Technology Enterprise” under PRC laws, which is subject to review every year.

Net (loss) income

Net loss was $174,093 for the year ended December 31, 2011, and net income was $1,044,364 for the year ended December 31, 2010. The decrease mainly was the result of decrease in revenue, and increase in operating expenses.

Other comprehensive income

Other comprehensive income was $69,437 for the year ended December 31, 2011 and$19,269 for the year ended December 31, 2010. The increase in foreign currency translation gains was primarily caused by the increase in the RMB to U.S. dollar exchange rate in 2011 compared to 2010.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on hand and demand deposits at a bank. We had $199,188 and $737,939 of cash and cash equivalents on hand as of December 31, 2011 and 2010, respectively. There was a decrease of $538,751 in our cash and cash equivalents from December 31, 2010 to December 31, 2011.

The decrease in our cash and cash equivalents from December 31, 2010 to December 31, 2011 was largely attributable to an increase in net cash used in operating activities, net cash provided by investing activities and financing activities, which was $2,222,848, $1,072,651 and $487,711, respectively, on a period-to-period basis.

We require cash for working capital, capital expenditures, repayment of debt, salaries, commissions and related benefits and other operating expenses and income taxes. We expect that our working capital needs will increase for the foreseeable future, as we continue to develop and grow our business. See “Business — General.”

The following table summarizes our cash flows for the years ended December 31, 2011 and 2010:

	For the Years Ended December 31,
	2011	2010
Net cash (used in) provided by operating activities	$(1,542,746)	$680,102
Net cash provided by (used in) investing activities	$772,192	$(300,459)
Net cash provided by (used in) financing activities	$108,053	$(379,658)

Net Cash (Used in) Provided by Operating Activities. Net cash used in operating activities was $1,542,746 for the year ended December 31, 2011, and net cash provided by operating activities was $680,102 for the year ended December 31, 2010. The most significant items affecting the comparison of our operating cash flow for the years ended December 31, 2011 and 2010 are summarized below:

●
Decrease in cash income from operations--Our net income from operations, excluding depreciation and amortization, decreased by approximately $1.1 million on a period-to-period basis, from approximately $1.17 million in 2010 to $0.06 million in 2011, which negatively impacted our cash flows from operations.

●	Increased decrease in deferred revenue --Deferred revenue decreased by $649,560 in 2011, while they decreased by $55,259 in 2010.

●
Increase in accounts receivable –Accounts receivable increased by $1,415,808 in 2011, while they increased by $19,272 in 2010. The reason for the increase was that we did not collect service charges in the third quarter 2011 payable by the channel service providers, which were paid in March 2012.

●
Increase in other payables and accrued expenses--Other payables and accrued expenses increased by $381,458 in 2011, while they decreased by $527,341 in 2010. Other payables and accrued expenses consisted of other tax payables, other payables, accrued professional fees, accrued expenses, deposits received from customers, other payable, accrued website development cost, accrued wages and accrued welfare. The increase in other payables and accrued expenses was the result of the increase in deposits received from customers and accrued website development cost, which increased $34,160 and $144,005, respectively.

Net Cash Used in Investing Activities. Our investing activities for the year ended December 31, 2011 provided cash of $772,192. Our investing activities for the year ended December 31, 2010 used cash of $300,459.This improvement in cash provided by investing activities was largely caused by the increase of $1.3 million in repayment from related companies, and of $0.27 million in payments for website development, respectively, on a period-to-period basis.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $108,053 for the year ended December 31, 2011. Net cash used in financing activities was $379,658 for the year ended December 31, 2010. The most significant items affecting the comparison of our cash flows provided by financing activities for the years ended December 31, 2011 and 2010 are summarized below:

●
Bank loan borrowed--In June 2010, Guangdong Xingbang borrowed RMB5 million ($738,596) from Shenzhen Development Bank (the “June 2010 Bank Loan ”). The June 2010 Bank Loan bears an interest rate of the then effective prime rate announced by the People’s Bank of China (“PBOC”) plus 10% of the prime rate per annum, and is collateralized by certain property owned by Mr. Yao and Ms. Zhong.  The loan was paid in full on April 15, 2011.

●
Bank loan repaid -- Guangdong Xingbang repaid RMB3 million ($443,158) of the June 2010 bank loan in September 2010, and repaid the balance of RMB2 million ($309,454) of the June 2010 bank loan in April 2011.

●	Proceeds from issuance of shares. We raised $386,885 for the issuing of 1,244,000 shares at the offering price of $0.31 per share on October 20, 2011.

●	Loan repaid to stockholders -- In April 2010, Guangdong Xingbang repaid RMB 3,316,780 ($489,952) to Mr. Yao and Ms. Zhong.

The Guangdong Xingbang Shareholders and entities controlled by Mr. Yao borrowed funds from Guangdong Xingbang.  Guangdong Xingbang also borrowed funds from the Guangdong Xingbang Shareholders from time to time when it was short of cash for operations.  All of the related party loans have been settled by November 14, 2011, and we do not intend to make such loans in the future absent a reasonable business purpose. The Audit Committee will be reviewing all related party transactions and will determine, on a case by case basis, what constitutes a “reasonable business purpose” pursuant to the authority the Board grants to the Audit Committee.

Capital Resources

We had working capital of $577,993 and $413,912 as of December 31, 2011 and December 31, 2010, respectively. The reason for the increase from December 31, 2010 to December 31, 2011was primarily due to the increase in accounts receivable and other payables and accrued expenses, the decrease in amounts due from related companies, note payable, and deferred revenue.

Under the VIE Agreements, Guangdong Xingbang pays the WFOE a consulting service fee, payable in RMB each quarter, equivalent to all of its net income for such quarter based on its quarterly financial statements, prepared in accordance with generally accepted accounting principles of the PRC. The WFOE then may transfer the cash payment to the offshore holding companies (Xingbang HK, Xingbang BVI and Xingbang NV) via dividend payment, after deduction of relevant taxes.   If we obtain funds through financing in the US, Xingbang HK may invest in the WFOE.  It is generally prohibited for PRC resident enterprises, including foreign owned entities, to make inter-company loans.  However, management believes it is in compliance with the current PRC law for the WFOE to deposit the funds into a PRC bank account and request the PRC bank to lend the funds to Guangdong Xingbang.

We are a holding company with no significant revenue-generating operations of our own, and thus any cash flows from operations are and will be generated by Guangdong Xingbang through our WFOE’s existing consulting services management arrangement with Guangdong Xingbang. Our ability to service our debt and fund our ongoing operations is dependent on the results of these operations and their ability to provide us with cash. The WFOE’s ability to make loans or pay dividends are restricted under PRC law and may be restricted under the terms of future indebtedness, its governing documents or other agreements. Based upon the cash on hand, anticipated cash to be received from our operations and the expected availability of cash from Guangdong Xingbang’s shareholders, we believe that our sources of liquidity will be sufficient to enable us to meet our cash needs for at least the next 12 months.  Nonetheless, our liquidity and capital position could be adversely affected by:

●	Loss of revenue from advertising, consulting services or from the ju51 Online Mall, which was opened on August 2, 2011;

●	Guangdong Xingbang’s delay or discontinuance of payment of consulting fees under the VIE agreements;

●	any change of policy on accounts receivable;

●	the enactment of new laws and regulations;

●	our inability to grow our business as we anticipate by expanding our existing advertising, consulting services and operation of the new e-commerce business;

●	any other changes in the cost structure of our underlying business model; and

●	any of the other risks and uncertainties described in “Item 1A. Risk Factors.”

Debt Obligations

The following is a summary of amounts outstanding under our debt obligations as of December 31, 2011 and December 31, 2010.

	December 31	December 31
(in US dollar)	2011	2010
Due to a related company	10,161	18,775
Note payable	—	302,948
Total debt	10,161	321,723

Due to related company

As of December 31, 2011 and 2010, Guangdong Xingbang owed Zhongshan Xingbang $10,161, $18,775, respectively under an unsecured, interest-free, demand loan.   Zhongshan Xingbang Purchase & Exhibition Service Co., Ltd. is an entity controlled by Mr. Xiaohong Yao, our Chairman of the Board, CEO and President.  As of December 31, 2011, China Xingbang Industry Investment Group Limited (“Xingbang Investment”) owed Guangdong Xingbang RMB22,410 ($3,561) which was paid back in March 2012, under an interest-free, unsecured, demand loan. Xingbang Investment is an entity controlled by Mr. Xiaohong Yao, our Chairman of the Board, CEO and President.

Loan agreement

As of June 7, 2010, Guangdong Xingbang borrowed RMB5,000,000 ($738,596), at the interest rate of PBOC’s then effective prime rate plus 10% of the prime rate per annum from Shenzhen Development Bank (the “June 2010 Bank Loan’). The June 2010 Bank Loan had a one-year term. In September 2010, Guangdong Xingbang repaid RMB3,000,000 ($443,158) to the bank, and then repaid the remaining RMB2,000,000 ($309,454) in April 2011.

Off-Balance Sheet Arrangements

On February 14, 2012, the board of directors resolved to exempt distributors from paying service charges from October 2011 to June 2012 and to authorize Mr. Yao, the Chairman, CEO and President, to exempt distributors from paying service charges, and brick-and-mortar stores or decoration companies from paying franchise fees. As of December 31, 2011 and December 31, 2010, we did not have any off-balance sheet obligations involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations. All of our obligations with respect to Guangdong Xingbang have been presented on our combined balance sheets as of each such date.

Critical Accounting Policies and Estimates

In preparing our consolidated and combined financial statements in conformity with accounting principles generally accepted in the United States, we make estimates and assumptions that affect the accounting, recognition and disclosure of our assets, liabilities, stockholders’ equity, revenues and expenses. We make these estimates and assumptions because certain information that we use is dependent upon future events, which cannot be calculated with a high degree of precision from data available or cannot be readily calculated based upon generally accepted methodologies. In some cases, these estimates are particularly difficult and therefore require a significant amount of judgment. Actual results could differ from the estimates and assumptions that we use in the preparation of our combined and condensed financial statements. Below is a summary of our most important accounting policies that may affect our consolidated and combined financial statements.

Principles of consolidation and combination

The accompanying consolidated financial statements for the year ended December 31, 2011 include the financial statements of the China Xinbang, its wholly owned subsidiaries, Xingbang BVI, Xingbang HK and Guangzhou Xingbang, and its contractually controlled affiliate, Guangdong Xingbang.

The accompanying combined financial statements for the year ended December 31, 2010 include the financial statements of the Company’s contractually controlled affiliate, Guangdong Xingbang.

All significant inter-company accounts and transactions have been eliminated in consolidation and combination.

Revenue recognition

The Company recognizes revenues under ASC 605, Revenue Recognition, when all of the following have occurred: persuasive evidence of arrangement with the customer, services have been performed, fees are fixed or determinable and collectability of the fees is reasonably assured.

Advertising

The Company previously published two weekly newspapers, namely “Guzhen Lighting Weekly” and “China Ceramic Weekly”. The newspapers were distributed free of charge to manufacturers, dealers, accessory providers and decoration designers engaged in lighting and ceramics industries in the PRC. Beginning September 20, 2011, the printing and publication of the two newspapers were combined into one, namely “Ju51Business Intelligent”. The combined newspaper is distributed free of charge to general distributors engaged in the home furnishings industry in the PRC. The Company derives revenue from the sale of advertising space in the newspaper. Newspaper advertising contracts generally have a term of one year or less. The customers usually pay the fees in advance which are recorded as deferred revenue under current liabilities. The advertising revenue is recognized as income when the advertisements are published in the newspapers or the related advertising services are rendered.

Consulting service

The Company provides various marketing consulting services to its clients in the PRC based on a negotiated fixed-price contract. The clients usually pay the fees in advance when the contract is signed or before the commencement of work. The Company recognizes these services-based revenues from contracts when (i) services are rendered; (ii) clients recognize the completion of services; and (iii) collectability is reasonably assured. Fees received in advance are recorded as deferred revenue under current liabilities.

E-Commerce

The Company provides various e-commerce services to its clients in the PRC based on a negotiated fixed-price contract for use of its online platform. The clients usually pay the fees in advance when the contract is signed or before the use of e-commerce. The Company recognizes these services-based revenues from contracts when (i) services are rendered; (ii) clients recognize the completion of services; and (iii) collectability is reasonably assured. Fees received in advance are recorded as deferred revenue under current liabilities. The Company also develops other sources of revenue and charges commission on transactions made through the Ju51 mall. Pursuant to a director’s resolution on February 14, 2012, the Company waived the fee for the use of the platform from October 1, 2011 to June 30, 2012 by the channel service providers so as to compensate for loss incurred by the channel service providers during the prior period of upgrading its platform.

Cost of revenue

Cost of advertising

Cost of advertising includes printing cost, editorial fees, agent fees and business tax which are recognized as the costs are incurred.

Cost of consulting service

Cost of consulting services includes the salaries of consulting service providers and business tax related to the service.

Cost of e-commerce

Cost of e-commerce includes amortization of website development cost, salaries of website administrators and business tax related to the service.

Income taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740-10. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides valuation allowances against the net deferred tax asset for amounts that are not considered more likely than not to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the profit or loss, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax asset and liabilities on a net basis. As of December 31, 2011 and 2010, the Company’s net deferred tax assets amounted to $69,708 and $180,529, respectively.

Foreign currency transactions

China Xingbang, Xingbang BVI, Xingbang HK, Guangzhou Xingbang and Guangdong Xingbang maintain their accounting records in their functional currencies of United States Dollars (“US$”), Hong Kong Dollars (“HK$”) and RMB respectively. Foreign currency transactions during the year are translated to the functional currency at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statement of operations.

The financial statements are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity.

The exchange rates used to translate amounts in HK$ and RMB into US$ for the purposes of preparing the financial statements were as follows:

	December 31, 2011	December 31, 2010
Balance sheet items, except for share capital, additional paid-in capital and retained earnings as of year ended	US$1=HK$7.8 = RMB6.2939	US$1=RMB6.6018

Amounts included in the statements of operations and cash flows for the year	US$1=HK$7.8 =RMB6.4630	US$1=RMB6.7696

The translation gains recorded for the years ended December 31, 2011 and 2010 were $69,437 and $19,269 respectively.

No presentation is made that RMB amounts have been, or would be, converted into US$ at the above rates. Although the Chinese government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that RMB could be converted into US$ at that rate or any other rate.

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions, Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US$ reporting.

Cash and cash equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months.

Accounts receivable

The Company extends unsecured credit to its individual customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customers and current relationships with them.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

Leasehold improvements	3 years (or the lease team, if shorter)
Motor vehicles	5 years
Office equipment	5 years

Website development cost

Under ASC 350-50, Intangibles—Goodwill and Other—Website Development Cost, website development cost is stated at cost, less accumulated amortization and is amortized over the assets’ estimated useful lives of 3 years from the date the costs was incurred.

The useful lives of website development cost are reviewed at each reporting date. The effect of any adjustment to useful lives is recognized prospectively as a change of accounting estimate.

Long-lived assets

According to paragraph 360-10-35-17 of the ASC, all long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If impairment is indicated, we reduce the carrying value of the asset to fair value. Fair value would be determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS")." This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a significant impact on the Company's consolidated financial position or results of operations.

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

In July 2011, the FASB issued ASU 2011-07, Health Care Entities (Topic 954), which requires healthcare organizations that perform services for patients for which the ultimate collection of all or a portion of the amounts billed or billable cannot be determined at the time services are rendered to present all bad debt expense associated with patient service revenue as an offset to the patient service revenue line item in the statement of operations. The ASU also requires qualitative disclosures about the Company’s policy for recognizing revenue and bad debt expense for patient service transactions and quantitative information about the effects of changes in the assessment of collectability of patient service revenue. This ASU 2011-07  is effective for fiscal years beginning after December 15, 2011, and will be adopted by the Company in the first quarter of 2012. Since the Company is not a health care entity, the standard does not have any impact on the Company’s consolidated financial position or results of operations.

On September 15, 2011 the FASB issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing both public and nonpublic entities with the option of performing a “qualitative” assessment to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted for certain companies. The Company has assessed the potential impact of the adoption of ASU 2011-08 on its consolidated results of operations and consolidated financial position and concluded that there is no impact.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Balance sheets, as of December 31, 2011 and 2010, and statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2011, and 2010, together with the related notes and the reports of independent registered public accounting firms, are set forth on the “F” pages of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the conclusion of the fiscal year ended December 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on our assessment, Mr. Yao, our Chief Executive Officer and Mr. Song, our Chief Financial Officer, determined that, as of December 31, 2011, the evaluation of the effectiveness of our disclosure controls and procedures was completed, and because of the material weaknesses in our internal controls over financial reporting described below and in “Item 1A. Risk Factors”, our disclosure controls and procedures were not effective.

Notwithstanding management’s assessment that our internal controls over financial reporting was ineffective as of December 31, 2011 due to the material weakness described below and in “Item 1A. Risk Factors”, we believe that, the financial statements included in this Annual Report on Form 10-K present fairly our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Therefore, any current evaluation of controls cannot and should not be projected to future periods.

Management assessed our internal control over financial reporting as of the year ended December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled "Internal Control-Integrated Framework." The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on this assessment using the COSO criteria, our management concluded that our internal controls over financial reporting was not effective, as of December 31, 2011, because of the material weaknesses in our internal controls over financial reporting described below and “Item 1A. Risk Factors”.

During its evaluation of the effectiveness of internal controls over financial reporting as of December 31, 2011, management, including our Chief Executive Officer and interim Chief Financial Officer, assessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011 and has determined that our disclosure controls and procedures were not effective as December 31, 2011 due to certain material weaknesses including (i) lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements; and (ii) lack of standard charter of accounts and written accounting manual and closing procedures to facilitate preparation of financial statements under U.S. GAAP for financial reporting processes. As a result of such material weaknesses, our disclosure controls and procedures were not effective.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age, and position of our sole officer and director after the Closing Date.  Executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Directors are elected annually by our stockholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Position
Xiaohong Yao	45	Chairman of the Board of Directors, President, Chief Executive Officer
Haigang Song	45	Director, Interim Chief Financial Officer, Treasurer and Secretary
Xiaole Zhan	29	Director, Marketing Manager
Joseph Levinson (1) (2)	35	Director (Chairman of the Audit Committee)
Gangxian Su (1) (2) (3)	46	Director (Chairman of the Compensation Committee)
Xingzheng Tan (2) (3)	56	Director (Chairman of the Nominating and Corporate Governance Committee)
Fei Wu (1) (3)	46	Director

(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Nominating and Corporate Governance Committee

Xiaohong Yao.  Mr. Yao has been our Chairman of the Board of Directors, President and Chief Executive Officer since our inception. Mr. Yao is the founder of Guangdong Xingbang and has been the Chief Executive Officer and President of Guangdong Xingbang since its inception in 2002.  Mr. Yao has been engaged in the media industry for 24 years, and is proficient in digital media management and market operations. Mr. Yao is currently the executive president of the School of Modern Industry, Guangzhou University, the president of the Academy of South China Modern Market Economics, the standing director of the China General Chamber of Commerce, the vice-chairman of the China Foundation of Consumer Protection and the vice-chairman of the Guangdong SME Financial & Listing Promotion Association. Mr. Yao is also Commissioner in the China Planning Assessment Activity and the National After-Sale Assessment Activity, the National Retailer and Supplier Fair Transaction Assessment Activity, which are affiliated with the China General Chamber of Commerce.  Mr. Yao graduated from Sun Yat-sen University with an MBA degree. Mr. Yao’s extensive experience in the advertising and consulting industry, his acute vision and outstanding leadership capability, as well as his commitment to the Company make him well-qualified in the Board’s opinion to serve as our Chairman of the Board.

Haigang Song. Mr. Song has been the director and interim Chief Financial Officer since our inception.  He joined Guangdong Xingbang as a deputy finance controller in July 2006. From February 2005 to June 2006, Mr. Song worked in Guangdong Apples Industrial Co., Ltd as financial manager. Mr. Song graduated from Jiangxi University of Finance & Economics. Mr. Song is a Certified Senior Business Trainer in China. Mr. Song has approximately twenty years of experiences in accounting and financial management. We believe his long-term relationship with Guangdong Xingbang and insight into our business qualifies him as one of our directors.

Xiaole Zhan. Mr. Zhan has been our director since our inception and General Manager of Newspaper Management Center since November 2011. Mr. Zhan joined Guangdong Xingbang in June 2002 and has since been appointed as general manager the Newspaper Management Center, editor in chief of the Newspaper Management Center, executive manager of the Project Client Department. Mr. Zhan obtained his bachelor degree from Hunan University of Technology in 2002, majoring in advertising communication. Mr. Zhan is a Certified Senior Business Planner in China. Mr. Zhan has accumulated substantial institutional knowledge of our business and operations. Mr. Zhan’s in-depth knowledge and extensive experience in the media industry and home-furnishing industry make him well positioned for his role as one of our directors.

Joseph Levinson. Mr. Levinson was appointed as an independent director and Chairman of our Audit Committee in June 2011. Mr. Levinson speaks, reads and writes Chinese fluently and has vast experience working with Chinese companies. Mr. Levinson has been a director for China Growth Corp, a water purification system manufacturer, from March 2011 to present and a director for China AgriCorp, Inc., a soybean producer in China, from April 2011 to present.  Mr. Levinson was a director for Energroup Holdings Corp., a pork producer, from April 2010 to January 2011, a director for China 3C Group, an electronics company in China, from May 2007 to January 2009 and a director for Sino Clean Energy, Inc., a clean coal manufacturer, from April 2011 to May 2011.  Mr. Levinson was previously a Manager in the banking practice of the New York office of Deloitte and Touche and was involved in numerous transactions involving complex financial structures. Mr. Levinson also previously worked at KPMG in New York and Hong Kong. In the 1990s, Mr. Levinson served as an executive of Hong Kong Stock Exchange-listed China Strategic Holdings, where his major responsibilities included its subsidiary, China Tire, one of the first Mainland Chinese companies to list on the NYSE. He is also the editor of “Wall Street Guanxi: How Chinese Companies Can Maximize Their Value in the U.S. Capital Markets”, a trade paperback published in Chinese by Beijing University Press in 2007.  Mr. Levinson graduated summa cum laude from the University at Buffalo in 1994 with a double major in accounting and finance.  Mr. Levinson’s track record as a U.S. Certified Public Accountant for more than 15 years, and his long experience in China were factors viewed favorably by the Board in selecting Mr. Levinson for a directorship and Chairman of our Audit Committee.  Specifically, Mr. Levinson’s experience as a manager at the “Big 4” firms of Deloitte and Touche, his work as a U.S. Certified Public Accountant, and his academic achievements were factors in leading to this recommendation. Mr. Levinson is fluent in Mandarin and will be an asset in communicating with management and providing clarity on financial issues.

Gangxian Su. Mr. Su was appointed as an independent director and Chairman of our Compensation Committee in June 2011. Mr. Su, as its founder, has been the president of StanChina, which principal business includes communication of international culture, research on media and public policy, art communication activity and training, since 1999. Mr. Su was engaged in media research at the Chinese Academy of Social Sciences during which Mr. Su was in charge of the task group for the Olympics bidding campaign and promotion and was one of initiators for the slogan “New Beijing, New Olympic Sports”. Mr. Su graduated from Communication University of China with a master’s degree. Mr. Su brings a wealth of knowledge to our Board of Directors and has proven to possess keen insight into our business.

Xingzheng Tan. Mr. Tan was appointed as an independent director and Chairman of our Nominating and Corporate Governance Committee in June 2011. Mr. Tan currently serves as vice-chairman of the China Foundation of Consumer Protection, a member of China National Wholesale & Retail Market Standardization Committee, the standing vice director of the China General Chamber of Commerce and the executive vice general-secretary of the China General Painting & Calligraphy Institute. Mr. Tan was the founder and has been board chairman of Wuzhou Creative Marketing Planning Co., Ltd, a marketing consulting company, since 1994. Since 1989, Mr. Tan has been engaged in marketing planning for national exhibitions and business events for more than150 clients including well-known Chinese businesses and organizations. Mr. Tan was elected one of the “China Top Ten Planners” in June 2000 and one of the “China Top Ten Planning People” in June 2002. Mr. Tan graduated from The Open University of China with an associate college degree. We believe Mr. Tan’s life-long background in management education, as well as his business aptitude and strong analytical skills, qualify him for his position as one of our directors.

Fei Wu. Mr. Wu was appointed as an independent director in June 2011. From May 2010 until present, Mr. Wu has been senior researcher in Brand Culture Research Development Centre affiliated with the China Culture Administration Society and Chairman of Travel Integration World Group Limited. From July 2005 to May 2010, Mr. Wu was an executive editor in chief at Global Travel, a newspaper in the travel industry. Mr. Wu graduated from Fudan University with a bachelor degree. Mr. Wu is a senior consultant of Greater China Region in World Carnival. Mr. Wu has more than 17 years of experience in the media industry. Mr. Wu’s in-depth knowledge and years of experience in the operation and management of media companies make him an invaluable asset to our board and our business.

Board Committees

On June 15, 2011, the Board created the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee and has adopted charters for these committees. The Board has determined that in its judgment, Mr. Joseph Levinson, Mr. Gangxian Su, Mr. Xingzheng Tan and Mr. Fei Wu are independent directors within the meaning of the NASDAQ Listing Rules and the NYSE Amex Company Guide.

Audit Committee

The Board of Directors adopted and approved a charter for the Audit Committee on June 15, 2011. Currently, three directors comprise the Audit Committee: Mr. Levinson, Mr. Su and Mr. Wu. Mr. Levinson serves as the chairman of the Audit Committee. The members of the Audit Committee are currently “independent directors” as that term is defined in NASDAQ Listing Rules and NYSE Amex Company Guide. Mr. Levinson qualifies as an “audit committee financial expert” as that term is defined in applicable regulations of the SEC. Our Audit Committee is responsible for recommending our independent auditors and overseeing our audit activities and certain financial matters to protect against improper and unsound practices and to furnish adequate protection to all assets and records. Our Audit Committee pre-approves all audit and non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services.

Compensation Committee

The Compensation Committee currently consists of Mr. Levinson, Mr. Su and Mr. Tan. Mr. Su serves as chairman of the Compensation Committee. All of the members of the Compensation Committee are currently “independent directors” as that term is defined in NASDAQ Listing Rules and NYSE Amex Company Guide. The Compensation Committee is responsible for overseeing and, and as appropriate, making recommendations to the Board regarding the annual salaries and other compensation of our executive officers and directors, and providing assistance and recommendations with respect to the compensation policies and practices of the Company.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee currently consists of Mr. Su, Mr. Tan and Mr. Wu. Mr. Tan serves as the chairman of the committee. All members of the Nominating and Corporate Governance Committee are currently “independent directors” as that term is defined in NASDAQ Listing Rules and NYSE Amex Company Guide. The Nominating and Corporate Governance Committee will assist the Board in: (i) identifying, screening and recommending qualified candidates to serve as directors of the Company and (ii) maintaining oversight of the Board’s and the Company’s governance functions and effectiveness.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, our directors and executive officers and any persons holding more than 10% of our common stock are required to file with the SEC reports of their initial ownership of our common stock and any changes in ownership of such common stock. Copies of such reports are required to be furnished to us. Based solely upon a review of the Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year ended December 31, 2011, our officers, directors and ten percent shareholders are in compliance with Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Summary

The following table sets forth all cash compensation paid by us for the years ended 2011 and 2010.  The table below sets forth the positions and compensations for the two most highly compensated officers and directors.  All the officers were paid in Renminbi and the amounts reported in this table have been converted from Renminbi to U.S. dollars based on an average exchange rate of RMB 6.4630  to $1.00, in 2011 and RMB 6.7696 to $1 in 2010.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year		Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xiaohong Yao Chairman, President and CEO	2010 2011	(1) (2)	$ $	67,985 39,033	— —	—	—	—	—	—	$ $	67,985 39,033

Haigang Song Interim CFO	2010 2011	(1) (2)	$ $	16,426 17,639	— —	—	—	—	—	—	$ $	16,426 17,639

(1)           For the fiscal year ended December 31, 2010.

(2)           For the fiscal year ended December 31, 2011.

Option/SAR Grants in Last Fiscal Year

We did not grant any stock options to our executive officers or directors from inception through the date of this registration statement.

Director Compensation

We do not currently pay any compensation to our directors other than to Mr. Joseph Levinson, who receives annual cash compensation of $36,000, payable monthly.  We have found such payments to be necessary in order to attract US based directors who are experienced with Chinese companies, are familiar with the accounting differences between the two countries and who have access to US capital markets. As of the date of this registration statement, we have paid the cash through December, 2011.

We entered into Director Agreements with each of the four independent directors on June 13, 2011.

Executive Employment Contracts

Guangdong Xingbang has entered into employment agreements with Mr. Xiaohong and Mr. Haigang Song. Each of these employment agreements are based on the form labor contract as required by PRC labor contract laws.  The term of Mr. Yao’s employment is from July 18, 2007 to July 17, 2012 and Mr. Yao is paid a monthly salary of RMB 20,800(approximately $3,218) as the CEO and President. The term of Mr. Song’s employment is from January 1, 2011 to December 31, 2013. Mr. Song is paid a monthly salary of RMB 9,000 (approximately $1,392) as the CFO.  Under these agreements and the PRC labor laws, Guangdong Xingbang is obligated to pay employee compensation equal to one month’s salary for each year Guangdong Xingbang has employed such employee, up to twelve years, upon termination, except, but not limited to, where (1) the employee is held to be criminally liable; (2) the employee’s actions or inactions have resulted in a material adverse effect to Guangdong Xingbang; or (3) the employee seriously violated Guangdong Xingbang’s rule of conduct.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

As of December 31, 2011, there were 81,244,000 shares of common stock outstanding.  The following table sets forth certain information known to us with respect to the beneficial ownership of common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group.  Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Class (2)
Xiaohong Yao	45,000,000	(3)	55.39%
Xiaole Zhan	8,000,000	(4)	9.85%
Haigang Song	—		—
Joseph Levinson	—		—
Gangxian Su	—		—
Xingzheng Tan	—		—
Fei Wu	—		—
All directors and officers as a group (7 people)	53,000,000		65.24%

 (1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2) The percentage of class is based on 81,244,000 shares of common stock issued and outstanding as of the date of this Registration Statement.

(3) Includes 44,999,000 shares of our common stock owned of record by Future Media International Limited and 1,000 shares of our common stock owned of record by Mr. Xiaohong Yao. Mr. Yao is the sole director of Future Media International Limited and the record holder of 90% of its capital stock and may be deemed beneficial owner of such shares. Ms. Dongmei Zhong, the wife of Mr. Yao holds 10% of the capital stock of  Future Media International Limited.

(4) Includes 8,000,000 shares of our common stock owned of record by World Achiever Limited. Xiaole Zhan is the sole director and holder of all of the capital stock of World Achiever Limited and thus may be deemed the beneficial owner of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We extended an interest free loan to Mr. Xiaohong Yao, our Chairman, CEO and President. The loan was unsecured and payable on demand. There is no written agreement regarding such transaction. The unpaid balance was $0 and $89,707 as of December 31, 2011 and 2010, respectively.  Mr. Yao repaid all of the unpaid balance in July 2011.

Xingbang Culture, Zhongshan Xingbang, Guangdong Xingbang Career Training College (“Xingbang Training”) and  China Xingbang Industry Investment Group Limited (“Xingbang Investment”) each owned and controlled by Mr.Yao, our President, CEO and Chairman of the Board, have outstanding loans from us. Each loan is interest free, unsecured and payable on demand.  There are no written agreements reflecting such transactions.  As of December 31, 2011, Xingbang Investment owed Guangdong Xingbang $3,561. As of December 31, 2010, Xingbang Culture owed $147,027, Zhongshan Xingbang owed $843,425, and Xingbang Training owed $151,648.

In 2010, we entered into a three-year (from January 1, 2010 to December 31, 2012) office lease agreement with Mr. Yao and his wife, Ms. Dongmei Zhong, for part of our office space.  We are obligated to pay a monthly rent of approximately RMB 81,781.7 (approximately $12,654).  We believe the rent rate is based on current fair market value. For the years ended December 31, 2011 and 2010, we paid Mr. Yao and Ms. Zhong $151,846 and $165,073 for rentals of office premises.

All related party loans, except Xingbang Investment referred to above, are paid off as of December 31, 2011.

Other

Other than employment and the foregoing arrangements, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party: (i) any of our directors or officers; (ii) any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our common stock; or (iii) any relative or spouse of any of the foregoing persons, or any relative of such spouse who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent registered public accounting firm Baker Tilly Hong Kong, CPA, during the fiscal year ended December 31, 2011 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

For Period Ended December 31, 2011
Audit Fees	$90,000
Audit Related Fees *	150,000
Tax Fees	—
All Other Fees	—
TOTAL	$240,000

* Baker Tilly Hong Kong was paid $150,000 for audit of the financial statements for the period ended December 31, 2010 and December 31, 2009 and review of interim period ended on March 31, 2011 in connection with the filing of our Registration Statement on Form 10.

Board of Directors Pre-Approval Policies and Procedures

Our audit committee reviewed and approved all audit services provided by Baker Tilly Hong Kong, and has determined that the firm's provision of such services to us during fiscal 2011 is compatible with and did not impair the independence of Baker Tilly Hong Kong. It is the practice of our director to consider and approve in advance all auditing services provided to us by our independent auditors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) The following documents are filed as part of this report:

The following financial statements of China Xingbang Industry Group Inc. and Reports of Independent Registered Public Accounting Firms are presented in the “F” pages of this report:

(a) (2) The following financial statement schedule is filed as part of this report:

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(a) (3)  Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant (1)
3.2	Certificate of Amendment to the Articles of Incorporation (1)
3.3	Bylaws of the Registrant (1)
10.1	Share Exchange Agreement (1)
10.2	Consulting Services Agreement dated May 13, 2010 between Guangdong Xingbang and the WFOE (1)
10.3	Operating Agreement dated May 13, 2011 by and among Guangdong Xingbang, its shareholders and the WFOE (1)
10.4	Voting Rights Proxy Agreement dated May 13, 2011 by and among Guangdong Xingbang, its shareholders and the WFOE (1)
10.5	Equity Pledge Agreement dated May 13, 2011 by and among Guangdong Xingbang, its shareholders and the WFOE (1)
10.6	Option Agreement dated May 13, 2011 by and among Guangdong Xingbang, its shareholders and the WFOE (1)
10.7	Unofficial English Translation of Labor Contract between Guangdong Xingbang and Xiaohong Yao (1)
10.8	Unofficial English Translation of Labor Contract between Guangdong Xingbang and Haigang Song (1)
10.9	Unofficial English translation of the Exclusive Advertising Agency Agreement with Shopping Guide Press with respect to Guzhen Lighting Weekly (4)
10.10	Unofficial English translation of the Exclusive Advertising Agency Agreement with Shopping Guide Press with respect to China Ceramic Weekly (4)
10.11	Letter of Authorization from Shopping Guide Press (2)
10.12	Director Agreement dated June 13, 2011 with Joseph Levinson (2)
10.13	Director Agreement dated June 13, 2011 with Gangxian Su (2)
10.14	Director Agreement dated June 13, 2011 with Xingzheng Tan (2)
10.15	Director Agreement dated June 13, 2011 with Fei Wu (2)
10.16	Form of Subscription Agreement (5)
14.1	Code of Ethics adopted on June 15, 2011 (2)
21.1 *	List of Subsidiaries.
31.1*	Certification of CEO pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter adopted on June 15, 2011 (3)
99.2	Compensation Committee Charter adopted on June 15, 2011(3)
99.3	Nominating and Corporate Governance Committee Charter adopted on June 15, 2011(3)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Extension Presentation Linkbase Document

(1) Incorporated by reference to exhibit 3.1, 3.2, 3.3, 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7 and 10.8 to the Company’s Registration Statement of Form 10 (File Number 000-54429) filed on June 6, 2011.
(2) Incorporated by reference to the exhibit 10.11, 10.12, 10.13, 10.13, 10.14, 10.15 and 14.1 to Amendment No. 1 to the Company’s Registration Statement of Form 10 filed on July 19, 2011.
(3) Incorporated by reference to the exhibit 99.1, 99.2, 99.3 to Post-Effective Amendment No. 1 to the Company’s Registration Statement of Form 10 filed on August 9, 2011.
(4) Incorporated by reference to the exhibit 10.9 and 10.10 to Amendment No. 1 to the Company’s Registration Statement of Form 10 filed on July 19, 2011. Certain provisions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.
(5) Incorporated by reference to exhibit 10.16 to Registration Statement on Form S-1 filed on November 18, 2011.
* Filed herein
** Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Xingbang Industry Group Inc.

Date: March 26, 2012	By:	/s/ Xiaohong Yao
Xiaohong Yao, Chairman, President and CEO
(principal executive officer)

	By:	/s/ Haigang Song
Haigang Song, Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 26, 2012	/s/ Xiaohong Yao
Xiaohong Yao, Chairman of the Board of Directors, President
and CEO (principal executive officer)

March 26, 2012	/s/ Haigang Song
Haigang Song, Chief Financial Officer
(principal financial officer and principal

March 26, 2012	/s/ Xiaole Zhan
Xiaole Zhan, Director

March 26, 2012	/s/ Joseph Levinson
Joseph Levinson, Director

March 26, 2012	/s/ Gangxian Su
Gangxian Su, Director

March 26, 2012	/s/ Xingzheng Tan
Xingzheng Tan, Director

March 26, 2012	/s/ Fei Wu
Fei Wu, Director

CHINA XINGBANG INDUSTRY GROUP INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS AS OF
DECEMBER 31, 2011 (CONSOLIDATED) AND 2010 (COMBINED)

CHINA XINGBANG INDUSTRY GROUP INC. AND SUBSIDIARIES

CONTENTS

(a) (2) The following financial statement schedule is filed as part of this report:

61

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Director and Stockholders of:
China Xingbang Industry Group Inc.

We have audited the accompanying combined balance sheets of China Xingbang Industry Group Inc. and subsidiaries as of December 31, 2011 (consolidated) and 2010 (combined) and the related statements of operations and comprehensive (loss) income, shareholders' equity and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Xingbang Industry Group Inc. and subsidiaries as of December 31, 2011 (consolidated) and 2010 (combined) and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/BAKER TILLY HONG KONG LIMITED
Certified Public Accountants

Hong Kong

Date: March 26, 2012

CHINA XINGBANG INDUSTRY GROUP INC. AND SUBSIDIARIES
BALANCE SHEETS

	December 31,
	2011	2010
	Consolidated	Combined
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$199,188	$737,939
Accounts receivable, net	1,497,482	41,599
Prepaid expenses and other current assets	80,358	105,701
Deferred tax assets	69,708	180,529
Due from related companies	3,561	1,142,100
Due from a director	-	89,707
Total Current Assets	1,850,297	2,297,575

PROPERTY AND EQUIPMENT, NET	260,110	271,522

WEBSITE DEVELOPMENT COST, NET	344,355	165,226
TOTAL ASSETS	$2,454,762	$2,734,323

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$19,670	$46,581
Note payable	-	302,948
Deferred revenue	279,117	902,003
Other payables and accrued expenses	897,074	490,446
Income tax payable	66,282	122,910
Due to a related company	10,161	18,775
Total Current Liabilities	1,272,304	1,883,663

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock ($0.001 par value, 60,000,000 shares
authorized, no shares issued as of December 31,
2011 and 2010)	-	-
Common stock ($0.001 par value, 300,000,000 shares
authorized 81,244,000 and 79,999,000 shares
issued and outstanding as of December 31, 2011
and 2010 respectively)	81,244	79,999
Additional paid-in capital	959,330	524,121
(Accumulated deficit) Retained earnings
(Accumulated deficit) unappropriated	(2,418)	235,070
Appropriated	72,493	9,098
Accumulated other comprehensive gain	71,809	2,372
Total Stockholders' Equity	1,182,458	850,660

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,454,762	$2,734,323

The accompanying notes are an integral part of these financial statements

CHINA XINGBANG INDUSTRY GROUP INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME

	Year ended December 31
	2011	2010
	Consolidated	Combined
REVENUE
Advertising	$1,385,943	$3,470,493
Consulting service	1,784,411	1,756,188
E-commerce	1,438,960	-
Total revenue	4,609,314	5,226,681

COST OF REVENUE
Advertising	686,533	878,194
Consulting service	137,928	303,294
E-commerce	338,784	18,706
Total cost of revenue	1,163,245	1,200,194

GROSS PROFIT	3,446,069	4,026,487

OPERATING EXPENSES
Selling, general and administrative expenses	3,350,055	2,703,334
Impairment of website development cost	15,086	-
Depreciation - property and equipment	113,942	107,856
Total Operating Expenses, net	3,479,083	2,811,190

NET (LOSS) INCOME FROM OPERATIONS	(33,014)	1,215,297

OTHER INCOME (EXPENSES)
Interest income	3,453	2,605
Interest expenses on note payable	(6,326)	(18,680)
Interest expenses paid to stockholders	-	(17,928)
Other income	8,625	6,620
Other expenses	(17,579)	(3,977)
Loss on disposal of property and equipment	(7,188)	(15,631)
Total Other Income (Expenses), net	(19,015)	(46,991)

NET (LOSS) INCOME BEFORE TAXES	(52,029)	1,168,306

Income tax expenses	(122,064)	(123,942)

NET (LOSS) INCOME	(174,093)	1,044,364

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	69,437	19,269

COMPREHENSIVE (LOSS) INCOME	$(104,656)	$1,063,633

Net income per share-basic and diluted	$(0.00)	$0.01

Weighted average number of shares outstanding during the year
- basic and diluted	80,341,685	79,999,000

The accompanying notes are an integral part of these financial statements

CHINA XINGBANG INDUSTRY GROUP INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS’ EQUITY

				Unappropriated
				retained		Accumulated
	Common stock		Additional	earnings	Appropriated	other
	Number of		paid-in	(accumulated	retained	comprehensive
	shares	Amount	capital	deficit)	earnings	gain (loss)	Total

Balance at January 1, 2010 (combined)	79,999,000	$79,999	$524,121	$(800,196)	$-	$(16,897)	$(212,973)

Net income for the year	-	-	-	1,044,364	-	-	1,044,364

Foreign currency translation gain	-	-	-	-	-	19,269	19,269

Comprehensive income	-	-	-	-	-	-	1,063,633

Transfer to statutory surplus reserve	-	-	-	(9,098)	9,098	-	-

Balance at December 31, 2010 (combined)	79,999,000	79,999	524,121	235,070	9,098	2,372	850,660

Issuance of shares	1,000	1	-	-	-	-	1

Recapitalization	-	-	50,813	-	-	-	50,813

Shares issued to employees for cash
($0.31 per share)	264,300	264	81,669	-	-	-	81,933

Shares issued to third parties for cash
($0.31 per share)	979,700	980	302,727	-	-	-	303,707

Net loss for the year	-	-	-	(174,093)	-	-	(174,093)

Foreign currency translation gain	-	-	-	-	-	69,437	69,437

Comprehensive loss	-	-	-	-	-	-	(104,656)

Transfer to statutory surplus reserve	-	-	-	(63,395)	63,395	-	-
Balance at December 31, 2011 (consolidated)	81,244,000	$81,244	$959,330	$(2,418)	$72,493	$71,809	$1,182,458

The accompanying notes are an integral part of these financial statements

CHINA XINGBANG INDUSTRY GROUP INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010
	Consolidated	Combined
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(174,093)	$1,044,364
Adjusted to reconcile net (loss) income to cash (used in) provided by
Operating activities:
Depreciation - property and equipment	113,942	107,856
Amortization - website development cost	125,144	18,706
Impairment of website development cost	15,086	-
Loss on disposal of property and equipment	7,188	15,631
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(1,415,808)	(19,272)
Prepaid expenses and other current assets	29,705	4,026
Deferred tax assets	113,620	3,019
Increase (decrease) in:
Accounts payable	(28,426)	(8,998)
Deferred revenue	(649,560)	(55,259)
Other payables and accrued expenses	381,458	(527,341)
Income tax payable	(61,002)	97,370
Net cash (used in) provided by operating activities	(1,542,746)	680,102

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(100,542)	(69,476)
Payments for website development	(306,801)	(31,538)
Proceeds from disposals of property and equipment	3,460	4,303
Repayment from (advances to) related companies	1,084,442	(231,599)
Due from a director	91,633	27,851
Net cash provided by (used in) investing activities	772,192	(300,459)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank loan borrowed	-	738,596
Bank loan repaid	(309,454)	(443,158)
Proceeds from issuance of shares	386,885	-
Contribution by stockholders	39,906	-
Repayment of advances from a related company	(9,284)	(185,144)
Loan repaid to stockholders	-	(489,952)
Net cash provided by (used in) financing activities	108,053	(379,658)

EFFECT OF EXCHANGE RATES ON CASH	123,750	24,361

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(538,751)	24,346

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	737,939	713,593

CASH AND CASH EQUIVALENTS AT END OF YEAR	199,188	737,939

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$6,326	$36,608
Cash paid for income tax	$89,918	$23,553

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
On May 13, 2011, the Company issued 79,999,000 shares of common stock in conjunction with its reverse merger in exchange for 100% of the common stock of Xing Bang Industry Group Limited.

The accompanying notes are an integral part of these financial statements

CHINA XINGBANG INDUSTRY GROUP INC. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)	Organization

China Xingbang Industry Group Inc. (“China Xingbang””) was incorporated in Nevada on April 12, 2011 as a holding company.

Xing Bang Industry Group Limited (“Xingbang BVI”) was incorporated in the British Virgin Islands (“BVI”) on March 24, 2011 as a holding company and is wholly owned by China Xingbang.

China Group Purchase Alliance Limited (“Xingbang HK”) was incorporated in Hong Kong on August 5, 2008 as a holding company and is wholly owned by Xingbang BVI. Xingbang HK established a wholly foreign owned enterprise (“WFOE”), Guangzhou Xingbang Information Consulting Co., Ltd. (“Guangzhou Xingbang”) on May 12, 2011 in the People’s Republic of China (“PRC”) to provide consulting, investment and technical services to Guangdong Xingbang Industry Information And Media Co., Ltd. in the PRC.

Guangdong Xingbang Industry Information & Media Co., Ltd. (“Guangdong Xingbang”) was incorporated in the PRC on January 17, 2005 as a limited liability company. Guangdong Xingbang is a print media operator in the home furnishing industry in the PRC. The Company also provides marketing consulting services to clients in the home furnishing industry and local government in the PRC. Starting from August 2011, the Company began to provide e-commerce services, namely B2B2C, to manufacturers and distributors, and brick-and-mortar stores located in different parts of the PRC through the e-commerce platform, referred to as ju51 Mall, developed by the Company.

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

China Xingbang, Xingbang BVI, Xingbang HK, Guangzhou Xingbang and Guangdong Xingbang are hereinafter collectively referred to as the (“Company”).

(B)	Principles of consolidation and combination

The accompanying consolidated financial statements for the year ended December 31, 2011 include the financial statements of the China Xinbang, its wholly owned subsidiaries, Xingbang BVI, Xingbang HK and Guangzhou Xingbang, and its contractually controlled affiliate, Guangdong Xingbang.

The accompanying combined financial statements for the year ended December 31, 2010 include the financial statements of the Company’s contractually controlled affiliate, Guangdong Xingbang.

All significant inter-company accounts and transactions have been eliminated in consolidation and combination.

(C)	Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(D)	Cash and cash equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months.

(E)	Variable interest entity (“VIE”)

In accordance with ASC 810, the Company analyzes its variable interests including its equity investments.  The Company determines its interests in potential VIEs and then assesses whether the Company is the primary beneficiary of each VIE.  If the Company determines it is the primary beneficiary of a VIE, the Company consolidates its assets, liabilities, results of operations and cash flows (see note 2A).  If the Company is not the primary beneficiary, the Company accounts for such interests using other applicable US GAAP.

(F)	Accounts receivable

The Company extends unsecured credit to its individual customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customers and current relationships with them.

(G)	Property and equipment

Property and equipment are stated at cost, less accumulated depreciation.  Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives.  The estimated useful lives are as follows:

Leasehold improvements	3 years (or the lease team, if shorter)
Motor vehicles	5 years
Office equipment	5 years

(H)	Website development cost

Under ASC 350-50, Intangibles—Goodwill and Other—Website Development Cost, website development cost is stated at cost, less accumulated amortization and is amortized over the assets’ estimated useful lives of 3 years from the date the costs was incurred.

The useful lives of website development cost are reviewed at each reporting date. The effect of any adjustment to useful lives is recognized prospectively as a change of accounting estimate.

(I)	Long-lived assets

According to paragraph 360-10-35-17 of the ASC, all long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If impairment is indicated, we reduce the carrying value of the asset to fair value. Fair value would be determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets.

(J)	Fair value of financial instruments

ASC 820 Fair Value Measurements and Disclosures defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).” The standard establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. ASC 820, among other things, requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Fair Value Hierarchy

ASC 820 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flows models and similar techniques.

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820 as the carrying values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, deferred tax assets, due from related companies and a director, accounts payable, other payables and accrued expenses and notes payable approximate their fair values due to the short maturities of these instruments.

(K)	Revenue recognition

The Company recognizes revenues under ASC 605, Revenue Recognition when all of the following have occurred: persuasive evidence of arrangement with the customer, services have been performed, fees are fixed or determinable and collectability of the fees is reasonably assured.

Advertising

The Company previously published two weekly newspapers, namely “Guzhen Lighting Weekly” and “China Ceramic Weekly”.  The newspapers were distributed free of charge to manufacturers, dealers, accessory providers and decoration designers engaged in lighting and ceramics industries in the PRC. Beginning September 20, 2011, the printing and publication of the two newspapers were combined into one, namely “Ju51Business Intelligent”. The combined newspaper is distributed free of charge to general distributors engaged in the home furnishings industry in the PRC. The Company derives revenue from the sale of advertising space in the newspaper. Newspaper advertising contracts generally have a term of one year or less. The customers usually pay the fees in advance which are recorded as deferred revenue under current liabilities. The advertising revenue is recognized as income when the advertisements are published in the newspapers or the related advertising services are rendered.

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

E-Commerce

The Company provides various e-commerce services to its clients in the PRC based on a negotiated fixed-price time contract for use of its online platform. The clients usually pay the fees in advance when the contract is signed or before the use of e-commerce. The Company recognizes these services-based revenues from contracts when (i) services are rendered; (ii) clients recognized the completion of services; and (iii) collectability is reasonably assured. Fees received in advance are recorded as deferred revenue under current liabilities. The Company also develops other sources of revenue and charges commission on transactions made through the Ju51 mall. Pursuant to a director’s resolution on February 14, 2012, the Company waived the fee for the use of the platform from October 1, 2011 to June 30, 2012 by the channel service providers so as to compensate for loss incurred by the channel service providers during the prior period of upgrading its platform.

(L)	Cost of revenue

Cost of advertising

Cost of advertising includes printing cost, editorial fees, agent fees and business tax which are recognized as the costs are incurred.

Cost of consulting service

Cost of consulting services includes the salaries of consulting service providers and business tax related to the service.

Cost of e-commerce

Cost of e-commerce includes amortization of website development cost, salaries of website administrators and business tax related to the service.

(M)	Income taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740-10. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes in the enactment date. The Company provides valuation allowances against the net deferred tax asset for amounts that are not considered more likely than not to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the profit or loss, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax asset and liabilities on a net basis. As of December 31, 2011 and 2010, the Company’s net deferred tax assets amounted to $69,708 and $180,529, respectively.

(N)	Foreign currency transactions

China Xingbang, Xingbang BVI, Xingbang HK, Guangzhou Xingbang and Guangdong Xingbang maintain their accounting records in their functional currencies of United States Dollars (“US$”), Hong Kong Dollars (“HK$”), HK$, Renminbi (“RMB”) and RMB respectively. Foreign currency transactions during the year are translated to the functional currency at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statement of operations.

The financial statements are translated into US$ using the closing rate method.  The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates.  The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year.  All exchange differences are recorded within equity.

The exchange rates used to translate amounts in HK$ and RMB into US$ for the purposes of preparing the financial statements were as follows:

	December 31, 2011	December 31, 2010
Balance sheet items, except for share capital, additional paid-in capital and retained earnings as of year ended	US$1=HK$7.8 = RMB6.2939	US$1=RMB6.6018

Amounts included in the statements of operations and cash flows for the year	US$1=HK$7.8 =RMB6.4630	US$1=RMB6.7696

The translation gains recorded for the years ended December 31, 2011 and 2010 were $69,437 and $19,269 respectively.

No presentation is made that RMB amounts have been, or would be, converted into US$ at the above rates. Although the Chinese government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that RMB could be converted into US$ at that rate or any other rate.

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions, Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US$ reporting.

(O)	Other comprehensive income

The foreign currency translation gain or losses resulting from translation of the financial statements expressed in HK$ and RMB to US$ are reported as other comprehensive income in the statements of operations and stockholders’ equity. Other comprehensive gain for the years ended December 31, 2011 and 2010 were $69,437 and $19,269 respectively.

(P)	Segments

ASC 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined it has three reportable segments, advertising, consulting service and e-commerce. (See Note 10).

(Q)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Amortization on website development cost in the amount of $18,706 included as part of operating expenses was reclassified to cost of E-commerce for the year ended December 31, 2010.

(R)	Recent Accounting Pronouncements

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

2.	GROUP RESTRUCTURING

(A)	VIE

On May 13, 2011, the Company, through its PRC subsidiary Guangzhou Xingbang, entered into a series of contractual arrangements consisting of five agreements with Guangdong Xingbang and all the stockholders of Guangdong Xingbang.  These five agreements and their consequences are described below.

(i)
a consulting service agreement, pursuant to which Guangdong Xingbang grants Guangzhou Xingbang the right to manage and operate Guangdong Xingbang. In return, Guangdong Xingbang agreed to pay 100% of its net income, in each quarter, as consulting fee to Guangzhou Xingbang. The Consulting Services Agreement is effective until it is terminated by either party in the event the other party becomes bankrupt or insolvent, Guangzhou Xingbang ceases operations, or if circumstances arise which materially and adversely affect the performance or the objectives of such agreement. Guangzhou Xingbang may also terminate such agreement if Guangdong Xingbang fails to remediate a material breach, or in its sole discretion with or without cause.

(ii)
a voting rights proxy agreement, pursuant to which the stockholders of Guangdong Xingbang irrevocably grant Guangzhou Xingbang with all of their voting rights as stockholder of Guangdong Xingbang. The Voting Right Proxy Agreement is effective until terminated by mutual agreement or by the WFOE with a 30-day prior written notice.

(iii)	an option agreement, pursuant to which:

(a)	Guangzhou Xingbang or its designee has an exclusive option to purchase all or part of the equity interests in Guangdong Xingbang, and;
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

In the PRC restructuring transaction described above, the Company gained indirect control of Guangdong Xingbang and Guangdong Xingbang is now a VIE  for which  the Company is the primary  beneficiary.

The Company accounts for its VIE in accordance with ASC 810. which requires the consolidation of VIEs in which a company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. The Company assesses all newly created entities and those with which the Company becomes involved to determine whether such entities are VIEs and, if so, whether or not the Company is their primary beneficiary.

As required by ASC 810-10, the Company performs a qualitative assessment to determine whether the Company remains the primary beneficiary of Guangdong Xingbang.  A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and the parties involved in the design of the entity. The Company’s assessment on the involvement with Guangdong Xingbang reveals that the Company has the absolute power to direct the most significant activities that impact the economic performance of Guangdong Xingbang. Under the accounting guidance, the Company is deemed to be the primary beneficiary of Guangdong Xingbang and the results of Guangdong Xingbang are consolidated in the Company’s consolidated financial statements for financial reporting purposes. As of December 31, 2011, the Company has no equity interest in Guangdong Xingbang, none of the Company’s assets serve as collateral for Guangdong Xingbang; creditors of Guangdong Xingbang have no recourse to the Company; and the Company has not provided any guarantees to Guangdong Xingbang.

The assets and liabilities associated with Guangdong Xingbang are presented on a gross basis, prior to consolidation or combination adjustments, and are as follows:

	December 31,
	2011	2010

Cash and cash equivalents	$141,860	$737,939
Accounts receivable, net	1,497,482	41,599
Prepaid expenses and other current assets	79,938	105,701
Deferred tax assets	69,708	180,529
Due from related companies	3,561	1,142,100
Due from a director	-	89,707
Due from group companies	476,199	-
Property and equipment, net	260,110	271,522
Website development cost, net	344,355	165,226
Total assets	$2,873,213	$2,734,323

Accounts payable	$19,670	$46,581
Note payable	-	302,948
Deferred revenue	279,117	902,003
Other payables and accrued expenses	559,421	490,446
Income tax payable	66,282	122,910
Due to a group company	395,303	-
Due to a related company	10,161	18,775
Total current liabilities	1,329,954	1,883,663
Equity of variable interest entities	1,543,259	850,660
Total liabilities and equity	$2,873,213	$2,734,323

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

On May 13, 2011, China Xingbang entered into a share exchange agreement with Xingbang BVI and the stockholders of Xingbang BVI in which the stockholders of Xingbang BVI exchanged 100% of the issued share capital of Xingbang BVI, valued at $80,000, for 79,999,000 shares of common stock of China Xingbang. Xingbang BVI became a wholly owned subsidiary of China Xingbang. Prior to the share exchange, the sole stockholder of China Xingbang owned 56.25% of the issued share capital of Xingbang BVI. As both companies are under common control, the share exchange involving China Xingbang and Xingbang BVI is being treated for accounting purposes as a capital transaction and a reorganization of entities under common control with China Xingbang as the accounting acquirer and Xingbang BVI as the accounting acquiree. The combined financial statements were prepared as if the reorganization occurred at the beginning of the first period presented.

Accordingly, these combined financial statements include the following:

1.	The balance sheets consisting of the net assets of the acquirer and acquiree at historical cost; and
2.	The statement of operations including the operations of the acquirer and acquiree for the periods presented.

3.             ACCOUNTS RECEIVABLE, NET

Accounts receivable at December 31, consisted of the following:

	2011	2010
	Consolidated	Combined
Accounts receivable	$1,497,482	$41,599
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$1,497,482	$41,599

As of December 31, 2011 and 2010, the Company considered all accounts receivable collectable as all trade debts were received subsequent to the balance sheet date and has not recorded a provision for doubtful accounts.

4.             PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2011 and 2010 consisted of the following:

	2011	2010
	Consolidated	Combined
Advances to staff	$60,629	$11,130
Prepaid expenses	11,837	48,835
Rental and other deposits paid	2,868	44,740
Other receivables	5,024	996
	$80,358	$105,701

5.             PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment at December 31:

	2011	2010
	Consolidated	Combined
Leasehold improvements	$9,827	$9,369
Office equipment	298,204	326,061
Motor vehicle	312,177	251,267
	620,208	586,697
Less: accumulated depreciation	(360,098)	(315,175)
Property and equipment, net	$260,110	$271,522

Depreciation expenses for the years ended December 31, 2011 and 2010 were $113,942 and $107,856 respectively. Loss on disposal of property and equipment for the years ended December 31, 2011 and 2010 were $7,188 and $15,631, respectively.

6.             WEBSITE DEVELOPMENT COST, NET

The following is a summary of website development cost at December 31:

	Gross		Net
	carrying	Accumulated	carrying
	amount	amortization	value

2011	$529,096	$184,741	$344,355

2010	$218,838	$53,612	$165,226

Amortization expenses related to website development cost recognized as cost of sales, e-commerce, for the years ended December 31, 2011 and 2010 was $125,144 and $18,706, respectively. Impairment of website development cost for the years ended December 31, 2011 and 2010 was $15,086 and $0, respectively.

Expected future amortization expense related to website development cost is as follows:

2012	$142,711
2013	102,611
2014	99,033
$344,355

7.             NOTE PAYABLE

Balances at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Note payable to a bank, interest rate at bank’s prime	Consolidated	Combined
rate plus 10% of bank's prime rate per annum,
collateralized by land and buildings owned by
two stockholders, due on April 15, 2011	$-	$302,948

Interest expense paid on the note payable in 2011 and 2010 was $6,326 and $18,680, respectively.

8.             OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses at December 31, consisted of the following:

	2011	2010
	Consolidated	Combined
Customer deposits and prepayments	$177,156	$243,121
Business and other taxes payable	107,569	74,919
Other payables	67,325	97,139
Accrued expenses	545,024	75,267
	$897,074	$490,446

9.             INCOME TAX

China Xingbang was incorporated in the United States on April 12, 2011 and has incurred operating loss for income tax purposes for the year ended December 31, 2011. China Xingbang has net operating loss carry forwards for income taxes amounting to approximately $806,665 as of December 31, 2011 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, commencing in 2030. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no net deferred tax asset benefit has been recorded. The valuation allowance at December 31, 2011 was $282,333. The net change in the valuation allowance for 2011 was an increase of $282,333.

Xingbang BVI was incorporated in the BVI on March 24, 2011 and under current laws of the BVI and is not subject to tax on income.

Xingbang HK was incorporated in Hong Kong and is subject to the income tax regulation of Hong Kong. No provision for income tax has been made. Xingbang HK has incurred operating loss for the year ended December 31, 2011. The tax loss cannot be carried forward to reduce future years’ taxable income as there was no revenue earned during the year.

Guangzhou Xingbang was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable income tax rate is 25%. Guangzhou Xingbang did not have any revenue during the year ended December 31, 2011 and, accordingly, no income tax has been provided.

Guangdong Xingbang was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable income tax rate is 25%. Starting from 2009, the Company is qualified as a "new or high-technology enterprise" in which income tax rate is reduced to 15%. No provision for income tax has been made as Guangdong Xingbang did not have assessable net income for the year. The current tax represents an underprovision for income tax of Guangzhou Xingbang  in prior year. The income tax expense for 2011 and 2010 is summarized as follows:

	2011	2010
	Consolidated	Combined

Current	$5,542	$120,923
Deferred	116,522	3,019
	$122,064	$123,942

The tax effects of significant items comprising deferred tax assets as of December 31, 2011 and 2010 are as follows:

	2011	2010
	Consolidated	Combined
Deferred tax assets:
Deferred revenue	$45,362	$180,529
Prepaid expenses	4,868	-
Tax loss	22,457	-
	72,687	180,529
Deferred tax liabilities
Accounts receivable	(2,979)	-
	$69,708	$180,529

The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
	Consolidated	Combined
(Loss) income before income taxes	$(52,029)	$1,168,306

Tax at PRC statutory income tax rate of 25%	(13,008)	292,076
Tax reduction of 10%	5,203	(116,830)
Non-deductable expenses	121,207	1,557
Underprovision in prior year	5,542	-
Tax adjustments	3,120	(52,827)
Other adjustments	-	(34)
Income tax expenses	$122,064	$123,942

10.           SEGMENTS

The Company operates in three reportable segments, advertising, consulting services and e-commerce. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated on consolidation. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the years ended December 31, 2011 and 2010:

2011	Advertising	Consulting service	E-commerce	Total
Revenues	$1,385,943	$1,784,411	$1,438,960	$4,609,314
Gross profit	699,410	1,646,483	1,100,176	3,446,069
Net (loss) income	(1,519,230)	1,491,454	676,815	649,039
Total assets	1,667,222	126,624	660,916	2,454,762
Capital expenditure	79,428	6,033	321,882	407,343
Depreciation and amortization	$90,014	$6,837	$142,235	$239,086

2010	Advertising	Consulting service	E-commerce	Total
Revenues	$3,470,493	$1,756,188	$-	$5,226,681
Gross profit	2,592,299	1,452,894	(18,706)	4,026,487
Net (loss) income	563,347	499,723	(18,706)	1,044,364
Total assets	1,705,880	863,217	165,226	2,734,323
Capital expenditure	46,132	23,344	31,538	101,014
Depreciation and amortization	$71,616	$36,240	$18,706	$126,562

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information

			2011	2010
Total net income for reportable segments			$649,039	$1,044,364

Unallocated amounts relating to corporate operations
Professional fees			(776,175)	-
Others			(46,957)	-
Total net (loss) income			$(174,093)	$1,044,364

11.	STOCKHOLDERS’ EQUITY

(A)	Common stock

On May 13, 2011, the Company issued 79,999,000 shares of common stock in reverse merger for the recapitalization of Xingbang BVI and re-organization of China Xingbang.

On May 13, 2011, the Company issued 1,000 shares of common stock to the Chief Executive Officer at par value totaling $1 for cash upon formation of the Company.

Stock to be issued for private placement

On September 20, 2011, the Company entered into several Subscription Agreements with a number of employees and third parties relating to subscription of 1,244,000 shares of common stock of the Company to be issued at an offering price of $0.31 (RMB 2) per share for a total cash consideration of $385,640. As of December 31, 2011, the total cash consideration was fully settled.

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

For the year ended December 31, 2011 and 2010, the Company’s contractually controlled affiliate appropriated $63,395 and $9,098 respectively to its reserve funds based on its net income in accordance with the laws and regulations of the PRC.

12.	COMMITMENTS AND CONTINGENCIES

(A)	Defined contribution retirement plans

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the years ended December 31, 2011 and 2010 were $125,956 and $81,698 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B)	Rental leases commitment

The Company leases an office from two stockholders under an operating lease at monthly rental of $12,654 which expires on December 31, 2012. The Company also leases offices from a third party under operating leases which expire on June 18, 2012 at monthly rental of $433.

As of December 31, 2011, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:

For the fiscal years ending December 31,
2012	$154,229
Total	$154,229

13.           RELATED PARTY TRANSACTIONS

On May 13, 2011, the Company issued 1,000 shares of common stock to the Chief Executive Officer at par value totaling $1 for cash upon formation of the Company.

As of December 31, 2011 and 2010, certain related companies owed $3,561 and $1,142,100 respectively to the Company which is interest free, unsecured and repayable on demand.

As of December 31, 2011 and 2010, a director owed $0 and $89,707 respectively to the Company which was interest free, unsecured and repayable on demand.

As of December 31, 2011 and 2010, the Company owed $10,161 and $18,775 respectively to a related company which is interest free, unsecured and repayable on demand.

Interest expenses paid to a stockholder for loan advanced to the Company was $0 and $17,928 for the years ended December 31, 2011 and 2010 respectively.

For the years ended December 31, 2011 and 2010, the Company paid two stockholders $151,846 and $165,073 for lease of office premises.

14.           CONCENTRATIONS AND RISKS

As of December 31, 2011 and 2010, 100% of the Company’s assets were located in the PRC and Hong Kong and 100% of the Company’s revenues were derived from customers located in the PRC.

Details of the suppliers accounting for 10% or more of the Company’s purchases are as follows:

	Supplier A	Supplier B	Supplier C
For the years ended December 31,
2011	51%	31%	18%
2010	100%	-	-

As of December 31, 2011 and 2010, the accounts payable for these suppliers were $19,670 and $46,581 respectively.

During the years ended December 31, 2011 and 2010, the Company had no customer accounting for 10% or more of the Company’s total revenue.

As of December 31, 2011, the accounts receivable from a major customer was $172,124, 11% of total accounts receivable.