Form 10-Q
period 2012-03-31
China Xingbang Industry Group Inc.
filed 2012-05-09
CIK 1521222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 81,244,000 shares of Common Stock, par value $0.001, as of May 9, 2012.

CHINA XINGBANG INDUSTRY GROUP INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

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

Item 1.  Financial Information

CHINA XINGBANG INDUSTRY GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012 (UNAUDITED)

CHINA XINGBANG INDUSTRY GROUP INC.

CONTENTS

Pages

Condensed Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	F-1

Unaudited Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2012 (Consolidated) and 2011 (Combined)	F-2

Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2012 (Consolidated) and 2011 (Combined)	F-3

Notes to Condensed Consolidated Financial Statements as of March 31, 2012 (Unaudited)	F-4 - F-9

CHINA XINGBANG INDUSTRY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,305,293	$199,188
Accounts receivable, net	-	1,497,482
Prepaid expenses and other current assets	32,178	80,358
Deferred tax assets	123,288	69,708
Due from related companies	-	3,561
Total Current Assets	1,460,759	1,850,297

PROPERTY AND EQUIPMENT, NET	234,427	260,110

WEBSITE DEVELOPMENT COST, NET	329,912	344,355
TOTAL ASSETS	$2,025,098	$2,454,762

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$23,193	$19,670
Deferred revenue	254,128	279,117
Other payables and accrued expenses	845,180	897,074
Income tax payable	66,244	66,282
Due to a related company	10,155	10,161
Total Current Liabilities	1,198,900	1,272,304

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock ($0.001 par value, 60,000,000 shares
authorized, no share issued as of March 31, 2012
and December 31,2011)	-	-
Common stock ($0.001 par value, 300,000,000 shares
authorized, 81,244,000 shares issued and outstanding
as of March 31, 2012 and December 31, 2011)	81,244	81,244
Additional paid-in capital	959,330	959,330
(Accumulated deficits) Retained earnings
Accumulated deficits	(357,034)	(2,418)
Appropriated retained earnings	72,493	72,493
Accumulated other comprehensive gain	70,165	71,809
Total Stockholders' Equity	826,198	1,182,458

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,025,098	$2,454,762

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA XINGBANG INDUSTRY GROUP INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended March 31,
	2012	2011
	Consolidated	Combined
REVENUE
Advertising	$117,017	$358,542
Consulting service	49,589	675,053
E-commerce	-	-
Total revenue	166,606	1,033,595

COST OF REVENUE
Advertising	125,383	158,310
Consulting service	18,542	60,596
E-commerce	75,479	4,828
Total cost of revenue	219,404	223,734

GROSS (LOSS) PROFIT	(52,798)	809,861

OPERATING EXPENSES
Selling, general and administrative expenses	320,386	800,293
Impairment of website development cost	10,460	-
Depreciation - property and equipment	26,293	27,182
Total Operating Expenses, net	357,139	827,475

NET LOSS FROM OPERATIONS	(409,937)	(17,614)

OTHER INCOME (EXPENSES)
Interest income	378	703
Interest on note payable	-	(4,792)
Other income	37	1,557
Other expenses	(908)	(617)
Gain (loss) on disposal of property and equipment	2,300	(1,097)
Total Other Income (Expenses), net	1,807	(4,246)

NET LOSS BEFORE TAXES	(408,130)	(21,860)

Income tax benefit	53,514	3,279

NET LOSS	(354,616)	(18,581)

OTHER COMPREHENSIVE INCOME
Foreign currency translation (loss) gain	(1,644)	5,350

COMPREHENSIVE LOSS	$(356,260)	$(13,231)

Net loss per share-basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period
- basic and diluted	81,244,000	79,999,000

The accompanying notes are an integral part of these condensed financial statements

CHINA XINGBANG INDUSTRY GROUP INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three month ended March 31,
	2012	2011
	Consolidated	Combined
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(354,616)	$(18,581)
Adjusted to reconcile net loss to cash provided by (used in)
operating activities:
Depreciation - property and equipment	26,293	27,182
Amortization - website development cost	27,135	4,828
Impairment of website development cost	10,460	-
(Gain) loss on disposal of property and equipment	(2,300)	1,097
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	1,493,685	41,735
Prepaid expenses and other current assets	48,039	(151,706)
Deferred tax assets	(53,514)	(3,279)
Increase (decrease) in:
Accounts payable	3,527	10,559
Deferred revenue	(24,781)	36,116
Other payables and accrued expenses	(51,280)	(108,568)
Income tax payable	-	(59,839)
Net cash provided by (used in) operating activities	1,122,648	(220,456)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,110)	(47,314)
Payments for website development cost	(23,376)	-
Proceeds from disposals of property and equipment	3,602	37
Repayment from related companies	3,552	60,733
Loan to a stockholder	-	(501,489)
Loan repaid by a stockholder	-	75,983
Due from a director	-	(13,350)
Net cash used in investing activities	(18,332)	(425,400)

EFFECT OF EXCHANGE RATES ON CASH	1,789	2,691

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,106,105	(643,165)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	199,188	737,939

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,305,293	$94,774

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$-	$4,792
Cash paid for income tax	$-	$59,914

The accompanying notes are an integral part of these condensed financial statements

CHINA XINGBANG INDUSTRY GROUP INC.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1	BASIS OF PRESENTATION

The accompanying unaudited condensed combined financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position as of March 31, 2012, the results of operations and comprehensive loss for the three months ended March 31, 2012 (consolidated) and 2011（combined） and statements of cash flows for the three months ended March 31, 2012 (consolidated) and 2011(combined). The consolidated results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited combined financial statements and footnotes of the Company for the years ended December 31, 2011 and 2010.

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

In accordance with ASC 810, the Company analyzes its variable interests including its equity investments.  The Company determines its interests in potential VIEs and then assesses whether the Company is the primary beneficiary of each VIE.  If the Company determines it is the primary beneficiary of a VIE, the Company consolidates its assets, liabilities, results of operations and cash flows (see note 4A).  If the Company is not the primary beneficiary, the Company accounts for such interests using other applicable US GAAP.

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

The Company accounts for its VIE in accordance with ASC 810, which requires the consolidation of VIEs in which a company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. The Company assesses all newly created entities and those with which the Company becomes involved to determine whether such entities are VIEs and, if so, whether or not the Company is their primary beneficiary.

As required by ASC 810-10, the Company performs a qualitative assessment to determine whether the Company remains the primary beneficiary of Guangdong Xingbang.  A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and the parties involved in the design of the entity. The Company’s assessment on the involvement with Guangdong Xingbang reveals that the Company has the absolute power to direct the most significant activities that impact the economic performance of Guangdong Xingbang. Under the accounting guidance, the Company is deemed to be the primary beneficiary of Guangdong Xingbang and the results of Guangdong Xingbang are consolidated in the Company’s consolidated financial statements for financial reporting purposes. As of March 31, 2012, the Company has no equity interest in Guangdong Xingbang, none of the Company’s assets serve as collateral for Guangdong Xingbang; creditors of Guangdong Xingbang have no recourse to the Company; and the Company has not provided any guarantees to Guangdong Xingbang.

The assets and liabilities associated with Guangdong Xingbang are presented on a gross basis, prior to consolidation or combination adjustments, and are as follows:

	March 31	December 31
	2012	2011

Cash and cash equivalents	$1,246,589	$141,860
Accounts receivable, net	-	1,497,482
Prepaid expenses and other current assets	31,863	79,938
Deferred tax assets	123,288	69,708
Due from related companies	-	3,561
Due from group companies	549,727	476,199
Property and equipment, net	234,427	260,110
Website development cost, net	329,912	344,355

Total assets	$2,515,806	$2,873,213

Accounts payable	$23,193	$19,670
Deferred revenue	254,128	279,117
Other payables and accrued expenses	528,471	559,421
Income tax payable	66,244	66,282
Due to a group company	395,077	395,303
Due to a related company	10,155	10,161
Total current liabilities	1,277,268	1,329,954
Equity of variable interest entities	1,238,538	1,543,259

Total liabilities and equity	$2,515,806	$2,873,213

As of September 30, 2011, the Company agreed to waive the management fee payable by Guangdong Xingbang for a period of 3 years from May 13, 2011 to May 12, 2014 in order for Guangdong Xing to keep enough cash to fund its e-commerce business.

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

The accompanying consolidated financial statements for the three months ended March 31, 2012 include the financial statements of China Xingbang, its wholly owned subsidiaries, Xingbang BVI, Xingbang HK and Guangzhou Xingbang, and its contractually controlled affiliate, Guangdong Xingbang.

The accompanying combined financial statements for the three months ended March 31, 2012 include the financial statements of the Company’s contractually controlled affiliate, Guangdong Xingbang.

All significant inter-company accounts and transactions have been eliminated in consolidation and combination.

NOTE 6	USE OF ESTIMATES

The preparation of the unaudited condensed consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 7	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2011, the FASB issued an accounting pronouncement related to offsetting of assets and liabilities on the balance sheet (FASB ASC Topic 210). The amendments require additional disclosures related to offsetting either in accordance with U.S. GAAP or master netting arrangements. The     provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company will adopt this pronouncement for its fiscal year beginning March 1, 2013. The Company does not expect this pronouncement to have a material effect on our consolidated financial statements.

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

NOTE 8	OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
	Unaudited
Customers deposits and prepayments	$200,445	$177,156
Business and other taxes payable	93,674	107,569
Other payables	62,622	67,325
Accrued expenses	488,439	545,024
	$845,180	$897,074

NOTE 9	SEGMENTS

The Company operates in three reportable segments, advertising, consulting services and e-commerce. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated on consolidation. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the three months ended March 31, 2012 and 2011.

2012	Advertising	Consulting service	E-commerce	Elimination	Total
Revenues	$184,688	$49,589	$-	$(67,671)	$166,606
Gross profit	59,305	31,047	(143,150)	-	(52,798)
Net (loss) income	(116,361)	1,125	(177,544)	-	(292,780)
Total assets	1,237,486	220,374	567,238	-	2,025,098
Capital expenditure	1,540	275	23,671	-	25,486
Depreciation and amortization	$19,194	$3,418	$30,816	$-	$53,428

2011	Advertising	Consulting service	E-commerce	Elimination	Total
Revenues	$358,542	$675,053	$-	$-	$1,033,595
Gross profit	200,232	614,457	(4,828)	-	809,861
Net loss	(6,446)	(12,135)	-	-	(18,581)
Total assets	905,710	1,705,247	-	-	2,610,957
Capital expenditure	16,413	30,901	-	-	47,314
Depreciation and amortization	$11,104	$20,906	$-	$-	$32,010

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information

			2012	2011
Total net loss for reportable segments			$(292,780)	$(18,581)

Unallocated amounts relating to corporate operations
Professional fees			(42,173)	-
Others			(19,663)	-
Total loss			$(354,616)	$(18,581)

NOTE 10	STOCKHOLDERS’ EQUITY

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

As of March 31, 2012 and December 31, 2011, the Company’s contractually controlled affiliate appropriated $72,493 and $72,493 respectively to the reserve funds based on its net income in accordance with the laws and regulations of the PRC.

NOTE 11	COMMITMENTS AND CONTINGENCIES

(a)           Defined contribution retirement plans

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the three months ended March 31, 2012 and 2011 were $26,930 and $12,654 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(b)           Rental leases commitment

The Company leases office premises from two stockholders under an operating lease at a monthly rental of $12,961 which expires on December 31, 2012. The Company also leases offices from a third party under operating leases which expire on June 18, 2012 at a monthly rental of $444.

As of March 31, 2012, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:

For the fiscal periods ending Mrch 31, 2013	$117,757

Total	$117,757

NOTE 12	RELATED PARTY TRANSACTIONS

As of March 31, 2012 and December 31, 2011, two related companies owed $0 and $3,561 respectively to the Company which is interest free, unsecured and repayable on demand.

As of March 31, 2012 and December 31, 2011, the Company owed $10,155 and $10,161 respectively to a related company which is interest free, unsecured and repayable on demand.

For the three months ended March 31, 2012 and 2011, the Company paid two stockholders $38,883 and $37,284 for lease of office premises.

NOTE 13	CONCENTRATIONS AND CREDIT RISKS

As of March 31, 2012 and December 31, 2011, 100% of the Company’s assets were located in the PRC and Hong Kong and 100% of the Company’s revenues were derived from customers located in the PRC.

Details of the suppliers accounting for 10% or more of the Company’s purchases are as follows:

	Supplier A	Supplier B	Supplier C
For the three months ended
March 31, 2012	100%	-	-
March 31, 2011	-	60%	40%

As of March 31, 2012 and December 31, 2011, the accounts payable for these suppliers were $23,193 and $19,670 respectively.

Details of the customer accounting for 10% or more of the Company’s sales are as follows:

	Customer A	Customer B
For the three months ended
March 31, 2012	11%	-
March 31, 2011	-	11%

As of March 31, 2012 and December 31, 2011, there was no accounts receivable balance for these customers.

Details of the customers accounting for 10% or more of the Company’s accounts receivable are as follows:

Customer C
As of
March 31, 2012	-
December 31, 2011	11%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Through our wholly owned subsidiaries, Xingbang BVI and Xingbang HK, we own the WFOE, which controls Guangdong Xingbang, a variable interest entity, through a series of variable interest entity, or VIE contractual arrangements.  Guangdong Xingbang is the sole source of income and operations of the Registrant.  A summary of our business is described below.

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

As of February 14, 2012, the board of directors exempted distributors from paying service charges from October 2011 to June 2012, considering that the distributors have undergone loss resulting from low sales volume on the ju51 Mall, and in order to maintain a good and sustainable cooperation relationship with them, and authorized Mr. Yao, the Chairman, CEO and President, to exempt distributors from paying service charges, direct sale stores (later rebranded as technical service stations) from paying franchise fee based on the trade volume on the ju51 Mall. Accordingly, we do not expect revenue generated from service charges until the third quarter of 2012 at the earliest.

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

There have not been any significant changes to our critical accounting policies discussed under “Item 2.  Financial Information — Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our S-1/A registration statement.

Results of Operations — Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011.

The following table presents, for the three months indicated, our combined statement of operations information.

	For the three months ended March 31,
	2012	2011
	(Consolidated and Unaudited)	(Combined and Unaudited)

Revenue
Advertising	$117,017	$358,542
Consulting service	49,589	675,053
E-commerce	-	-
Total revenue	166,606	1,033,595
Cost of Revenue
Advertising	125,383	158,310
Consulting service	18,542	60,596
E-commerce	75,479	4,828
Total cost of revenue	219,404	223,734
Gross (Loss) Profit	(52,798)	809,861
Operating Expenses
Selling, general and administrative expenses	320,386	800,293
Impairment of website development cost	10,460	-
Depreciation	26,293	27,182
Total operating expenses, net	357,139	827,475
Net Loss From Operations	(409,937)	(17,614)
Other Income(Expenses)
Interest income	378	703
Interest on note payable	-	(4,792)
Other income	37	1,557
Other expenses	(908)	(617)
Gain (Loss) on disposal of property and equipment	2,300	(1,097)
Total other income (expenses), net	1,807	(4,246)
Net Loss Before Taxes	(408,130)	(21,860)
Income Tax Benefit	53,514	3,279
Net Loss	(354,616)	(18,581)
Other Comprehensive Income-Foreign currency translation gain	(1,644)	5,350
Comprehensive Loss	$(356,260)	$(13,231)
Net Loss Per Share-Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding During the Year -Basic and Diluted	81,244,000	79,999,000

Revenue

During the three months ended March 31, 2012, we had total revenue of $166,606. Of this, $117,017 was attributable to revenue generated from advertising, $49,589 was attributable to consulting services rendered, and $0 was contributed by e-commerce. During the three months ended March 31, 2011, total revenue was $1,033,595. Of this, $358,542 was attributable to revenue generated from advertising, $675,053, was attributable to consulting services rendered, and $0 was from e-commerce. The decrease of $866,989 or approximately 83.88% was mainly due to decreased advertising revenue and consulting revenue. The decreased revenue was primarily because we put more effort on e-commerce as well as the slowdown of the real estate market in China during 2011.

Cost of revenue

Cost of revenue is comprised of printing cost, editorial fee, agent fee, salaries of consulting service providers, amortization of website development costs, salaries of website administrators and business tax relating to advertising, services rendered and e-commerce.

Cost of revenue for the three months ended March 31, 2012 was $219,404, compared to $223,734 for the three months ended March 31, 2011, a decrease of $4,330, or approximately 1.94%. The reason for the change was the decrease in the cost of advertising revenue, which was $32,927, or approximately 20.8%, the decrease in the cost of consulting revenue, which was $42,054, or approximately 69.4% and the increase in the cost of e-commerce, which was $70,651, or approximately 1,463.36%. The reason for the decrease of cost of advertising and consulting was the decrease in agent fee, salaries of consulting service providers and business tax relating to advertising and service rendered. The reason for the increased cost of e-commerce was due to the expenses related to the development and roll out of the ju51 Mall.

Gross (Loss) profit

Gross loss was $52,798 for the three months ended March 31, 2012, a decrease of $862,659, or approximately106.52%, compared to gross profit of $809,861 from the same period prior year. The reason for the decrease was mainly due to the decrease in advertising revenue and consulting revenue.

Operating expenses

Operating expenses consist of selling, general and administrative expense, impairment of website development cost and depreciation.

Operating expenses for the three months ended March 31, 2012 were $357,139, including $320,386 in general, selling and administrative expenses, $10,460 in impairment of website development cost, and $26,293 in depreciation. Operating expenses for the three months ended March 31, 2011 were $827,475, composed of $800,293 in general, selling and administrative expenses, $0 in impairment of website development cost, and $27,182 in depreciation. The decrease in operating expenses from the quarter ended March 31, 2011 to the quarter ended March 31, 2012 was $470,336, or approximately 56.84%. Of this, selling, general and administrative expenses decreased $479,907, or approximately 59.97%, impairment of website development cost increased $10,460, and depreciation decreased $889, or approximately 3.27%. The reason for the decrease in the selling, general and administrative expenses was due to the decrease in commission earned by our sales force.

Other income (expenses), net

Other expenses, net, consist mainly of net of interest income, interest on note payable, interest expenses paid to stockholders, other income, other expenses, and loss on disposal of property and equipment.

Other income, net, for the three months ended March 31, 2012was $1,807 and other expenses, net were $4,246 for the three months ended March 31, 2011, an increase of $6,053, or approximately142.56%. The increase in other income, net, was primarily attributable to the decrease in interest expenses on note payable, which was $4,792, or 100% and the increase in gain on disposal of property and equipment, which was $3,397, or approximately 309.66%. The disposal of property and equipment was due to our closing of 52 local representative offices, which were engaged in soliciting new advertisers for our publications and in distributing our publications throughout their respective regions.

Income tax benefit

Income tax benefit was $53,514 for the three months ended March 31, 2012, as compared to $3,279 for the three months ended March 31, 2011. The increase in income tax benefit was mainly attributable to the increase in net loss before taxes, which was $386,270, or approximately 1,767.02%. Our effective income tax rate was 15% for the three months ended March 31, 2012 and 2011, because we are qualified as a “New or High Technology Enterprise” under PRC laws, which is subject to review every year.

Net loss

Net loss was $354,616 and $18,581 for the three months ended March 31, 2012 and 2011, respectively. The increase mainly was the result of a decrease in revenue.

Other comprehensive (loss) income

Other comprehensive loss was $1,644 for the three months ended March 31, 2012. Other comprehensive income was $5,350 for the three months ended March 31, 2011. The decrease in foreign currency translation gains was primarily caused by the fluctuation in the RMB to U.S. dollar exchange rate in 2012 compared to 2011.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on hand and demand deposits at a bank. We had $1,305,293 and $199,188 of cash and cash equivalents on hand as of March 31, 2012 and December 31, 2011, respectively. There was an increase of $1,106,105 in our cash and cash equivalents from December 31, 2011 to March 31, 2012.

The increase in our cash and cash equivalents from December 31, 2011 to March 31, 2012 was largely attributable to an increase in net cash provided by operating activities, which was $1,343,104, the decrease in net cash used in investing activities, which was $407,068, on a period-to-period basis.

We require cash for working capital, capital expenditures, repayment of debt, salaries, commissions and related benefits and other operating expenses and income taxes. We expect that our working capital needs will increase for the foreseeable future, as we continue to develop and grow our business. See “Business — General in our 10-K filed with the SEC on March 26, 2012.”

The following table summarizes our cash flows for the three months ended March 31, 2012 and 2011:

	For the three months Ended March 31,
(Unaudited)	2012	2011
Net cash provided by (used in) operating activities	$1,122,648	$(220,456)
Net cash used in investing activities	$(18,332)	$(425,400)

Net Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities was $1,122,648 for the three months ended March 31, 2012, and net cash used in operating activities was $220,456 for the three months ended March 31, 2011. The most significant items affecting the comparison of our operating cash flow for the three months ended March 31, 2012 and 2011 are summarized below:

●
Increase in cash loss from operations--Our net income from operations, excluding depreciation, amortization and impairment of website development cost, increased by $304,157 on a period-to-period basis, from cash income of $13,429 for the three months ended March 31, 2011 to cash loss of $290,728 for the three months ended March 31, 2012, which negatively impacted our cash flows from operations. The increase in cash loss from operations was due to the decrease of revenue in the first quarter in 2012 from the same period last year.

●
Increased decrease in deferred revenue --Deferred revenue decreased by $24,781 for the first quarter of 2012, while they increased by $36,116 for the same period in 2011. The reason for the change was that we entered into less advertising and consulting contracts.

●
Decrease in accounts receivable –Accounts receivable decreased by $1,493,685 for the first quarter in 2012, while they decreased by $41,735 for the same period in 2011. The reason for the decrease was that we collected service charges in the first quarter 2012 payable by the channel service providers in March 2012.

●
Decrease in other payables and accrued expenses--Other payables and accrued expenses decreased by $51,280 for the first quarter in 2012, while they decreased $108,568 for the same period in 2011. Other payables and accrued expenses consisted of other tax payables, other payables, accrued professional fees, accrued website development cost, accrued expenses, deposits received from customers, accrued wages and accrued welfare. The increase in other payables and accrued expenses was the result of the decrease in other tax payables and accrued website development cost, which decreased $13,895 and $67,109, respectively, compared with the balances as of December 31, 2011.

Net Cash Used in Investing Activities. Our investing activities for the three months ended March 31, 2012 and 2011 used cash of $18,332 and $425,400, respectively. The decrease in cash used in investing activities was largely caused by the decrease of $501,489 as a result of repayment by Mr. Yao of such amount loaned to him by the Company.

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

Capital Resources

We had working capital of $261,859 and $577,993 as of March 31, 2012 and December 31, 2011, respectively. The reason for the decrease from December 31, 2011 to March 31, 2012 was primarily due to the decrease in accounts receivable and other payables and accrued expenses.

We are a holding company with no significant revenue-generating operations of our own, and thus any cash flows from operations are and will be generated by Guangdong Xingbang through our WFOE’s existing consulting services management arrangement with Guangdong Xingbang. Our ability to service our debt and fund our ongoing operations is dependent on the results of these operations and their ability to provide us with cash. The WFOE’s ability to make loans or pay dividends are restricted under PRC law and may be restricted under the terms of future indebtedness, its governing documents or other agreements. Based upon the cash on hand, anticipated cash to be received from our operations and the expected availability of cash from Guangdong Xingbang’s shareholders, we believe that our sources of liquidity will be sufficient to enable us to meet our cash needs for at least the next 12 months.  Nonetheless, our liquidity and capital position could be adversely affected by:

●	Loss of revenue from advertising, consulting services or from the ju51 Online Mall, which was opened on August 2, 2011;

●	Guangdong Xingbang’s delay or discontinuance of payment of consulting fees under the VIE agreements;

●	any change of policy on accounts receivable;

●	the enactment of new laws and regulations;

●	our inability to grow our business as we anticipate by expanding our existing advertising, consulting services and operation of the new e-commerce business;

●	any other changes in the cost structure of our underlying business model; and

●	any of the other risks and uncertainties described in “Item 1A. Risk Factors.”

Debt Obligations

The following is a summary of amounts outstanding under our debt obligations as of March 31, 2012 and December 31, 2011.

	For the periods ended
(Unaudited) (in US dollar)	March 31, 2012	December 31, 2011
Due to a related company	10,155	10,161
Accounts payable	23,193	19,670
Total debt	33,348	29,831

Due to related company

As of March 31, 2012 and December 31, 2011, Guangdong Xingbang owed Zhongshan Xingbang Purchase & Exhibition Service Co., Ltd (“Zhongshan Xingbang”) $10,155, $10,161, respectively under an unsecured, interest-free, demand loan.   Zhongshan Xingbang. is an entity controlled by Mr. Xiaohong Yao, our Chairman of the Board, CEO and President.

Accounts payable

As of March 31, 2012 and December 31, 2011, Guangdong Xingbang owed the printing company which prints its newspaper, $22,193 and $19,670, respectively.

Off-Balance Sheet Arrangements

On February 14, 2012, the board of directors resolved to exempt distributors from paying service charges from October 2011 to June 2012 and to authorize Mr. Yao, the Chairman, CEO and President, to exempt distributors from paying service charges, and brick-and-mortar stores or decoration companies from paying franchise fees. As of March 31, 2012 and December 31, 2011, we did not have any off-balance sheet obligations involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations. All of our obligations with respect to Guangdong Xingbang have been presented on our combined balance sheets as of each such date.

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

Evaluation of Disclosure Controls and Procedures.

The Company’s management, including our Chief Executive Officer and interim Chief Financial Officer, reassessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012 and has subsequently determined that our disclosure controls and procedures were not effective as of March 31, 2012 due to certain material weaknesses including (i) lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements; and (ii) lack of standard charter of accounts and written accounting manual and closing procedures to facilitate preparation of financial statements under U.S. GAAP for financial reporting processes.  As a result of such material weaknesses, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except as disclosed above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We may be involved in litigation and other legal proceedings from time to time in the ordinary course of our business. Except as otherwise set forth in this quarterly report, we believe the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors that were included in our 10-K filed with the SEC on March 26, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no issuances of our equity securities during the quarter ended March 31, 2012.

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

Item 3. Defaults on Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

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

China Xingbang Industry Group Inc.

Date: May 9, 2012	By:	/s/ Xiaohong Yao
Xiaohong Yao, Chairman, President and CEO
(principal executive officer)

	By:	/s/ Haigang Song
Haigang Song, Chief Financial Officer