Form 10-Q
period 2012-06-30
China Xingbang Industry Group Inc.
filed 2012-08-14
CIK 1521222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _____________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 81,244,000 shares of Common Stock, par value $0.001, as of August 13, 2012.

CHINA XINGBANG INDUSTRY GROUP INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

* * *

In this quarterly report, unless otherwise specified or the context otherwise requires, the terms “we” “us,” “our,” and the “Company” refer to China Xingbang Industry Group Inc. and our consolidated subsidiaries taken together as a whole.

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended, we have elected to comply throughout this quarterly report with the scaled disclosure requirements applicable to “smaller reporting companies.” Except as specifically included in the quarterly report, items not required by the scaled disclosure requirements have been omitted.

PART I

Item 1.  Financial Information

CHINA XINGBANG INDUSTRY GROUP INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012

CONTENTS

Pages

Condensed Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	F-2

Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2012 (Consolidated) and 2011 (Combined) (Unaudited)	F-3

Condensed Statements of Cash Flows for the six months ended June 30, 2012 (Consolidated) and 2011 (Combined) (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5 – F-13

CHINA XINGBANG INDUSTRY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2012	2011
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$704,292	$199,188
Accounts receivable, net	131,551	1,497,482
Prepaid expenses and other current assets	1,497,968	80,358
Deferred tax assets	197,267	69,708
Due from related companies	-	3,561
Total Current Assets	2,531,078	1,850,297

PROPERTY AND EQUIPMENT, NET	210,368	260,110

WEBSITE DEVELOPMENT COST, NET	406,652	344,355
TOTAL ASSETS	$3,148,098	$2,454,762

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$6,392	$19,670
Deferred revenue	182,288	279,117
Other payables and accrued expenses	891,597	897,074
Income tax payable	46,886	66,282
Deferred tax liabilities	4,319	-
Due to a related company	5,352	10,161
Due to a director	1,574,060	-
Total Current Liabilities	2,710,894	1,272,304

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock ($0.001 par value, 60,000,000 shares
authorized, none issued as of June 30, 2012
and December 31, 2011)	-	-
Common stock ($0.001 par value, 300,000,000 shares
authorized, 81,244,000 shares issued and outstanding
as of June 30, 2012 and December 31, 2011)	81,244	81,244
Additional paid-in capital	959,330	959,330
(Accumulated deficits) Retained earnings
Accumulated deficits	(737,649)	(2,418)
Appropriated retained earnings	72,493	72,493
Accumulated other comprehensive gain	61,786	71,809
Total Stockholders’ Equity	437,204	1,182,458

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,148,098	$2,454,762

CHINA XINGBANG INDUSTRY GROUP INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	Consolidated	Combined	Consolidated	Combined
REVENUE
Advertising	$231,108	$204,105	$348,125	$562,647
Consulting service	201,145	393,817	250,734	1,068,870
E-commerce	-	-	-	-
Total revenue	432,253	597,922	598,859	1,631,517

COST OF REVENUE
Advertising	36,125	225,632	161,508	383,942
Consulting service	16,614	80,755	35,156	141,351
E-commerce	145,495	-	220,974	-
Total cost of revenue	198,234	306,387	417,638	525,293

GROSS PROFIT	234,019	291,535	181,221	1,106,224

OPERATING EXPENSES
Selling expenses	459,202	371,102	617,923	1,060,918
General and administrative expenses	202,706	425,177	364,371	535,654
Impairment of website development cost	-	-	10,460	-
Depreciation and amortization	24,869	33,602	51,162	65,612
Loss (gain) on disposal of property and equipment	4	349	(2,296)	1,446
Total Operating Expenses, net	686,781	830,230	1,041,620	1,663,630

NET LOSS FROM OPERATIONS	(452,762)	(538,695)	(860,399)	(557,406)

OTHER INCOME (EXPENSES), NET
Interest income	1,758	823	2,136	1,526
Interest expenses	-	(1,461)	-	(6,253)
Other income	132	125	169	1,682
Other expenses	(758)	(4,492)	(1,666)	(5,109)
Total Other Income (Expenses), net	1,132	(5,005)	639	(8,154)

NET LOSS BEFORE TAXES	(451,630)	(543,700)	(859,760)	(565,560)

Income tax benefit	71,015	32,954	124,529	36,233

NET LOSS	(380,615)	(510,746)	(735,231)	(529,327)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss) gain	(8,379)	10,491	(10,023)	15,841

TOTAL COMPREHENSIVE LOSS	$(388,994)	$(500,255)	$(745,254)	$(513,486)

Net loss per share
- basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares
outstanding during the period
- basic and diluted	81,244,000	79,999,538	81,244,000	79,999,271

CHINA XINGBANG INDUSTRY GROUP INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2012	2011
	Consolidated	Combined
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(735,231)	$(529,327)
Adjusted to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	113,700	65,612
Impairment of website development cost	10,460	-
(Gain) loss on disposal of property and equipment	(2,296)	1,446
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	1,399,061	42,006
Prepaid expenses and other current assets	(1,423,546)	(158,943)
Deferred tax assets	(127,006)	(36,233)
Increase (decrease) in:
Accounts payable	(13,689)	15,089
Deferred revenue	(102,188)	49,464
Other payables and accrued expenses	(21,118)	38,790
Income tax payable	(20,650)	(60,305)
Deferred tax liabilities	4,341	-
Net cash used in operating activities	(918,162)	(572,401)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,893)	(77,403)
Payments for website development cost	(142,927)	-
Proceeds from disposals of property and equipment	3,641	234
Repayment from related companies	3,641	1,027,757
Net cash (used in) provided by investing activities	(140,538)	950,588

CASH FLOWS FROM FINANCING ACTIVITIES
Bank loans repaid	-	(305,913)
Proceeds from issuance of shares	-	1
Capital contribution by stockholders	-	50,813
Amount due to a related company	(5,011)	-
Amount due to a director	1,582,204	-
Net cash provided by (used in) financing activities	1,577,193	(255,099)

EFFECT OF EXCHANGE RATES ON CASH	(13,389)	20,172

NET INCREASE IN CASH AND CASH EQUIVALENTS	505,104	143,260

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	199,188	737,939

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$704,292	$881,199

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$-	$6,253
Cash paid for income tax	$-	$60,305

CHINA XINGBANG INDUSTRY GROUP INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1	BASIS OF PRESENTATION

The accompanying unaudited condensed group financial statements of China Xingbang Industry Group Inc., its subsidiaries and variable interest entity (“VIE”) (collectively the “Group”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position as of June 30, 2012, the results of operations and comprehensive loss for the three and six months ended June 30, 2012 and 2011 and statements of cash flows for the six months ended June 30, 2012 and 2011. The consolidated results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited financial statements and footnotes of the Company for the years ended December 31, 2011 (consolidated) and 2010 (combined).

NOTE 2	ORGANIZATION

China Xingbang Industry Group Inc. (“China Xingbang” or the “Company”) was incorporated in Nevada on April 12, 2011 as a holding company.

Xing Bang Industry Group Limited (“Xingbang BVI”) was incorporated in the British Virgin Islands (“BVI”) on March 24, 2011 as a holding company and is wholly owned by China Xingbang.

China Group Purchase Alliance Limited (“Xingbang HK”) was incorporated in Hong Kong on August 5, 2008 as a holding company and is wholly owned by Xingbang BVI. Xingbang HK established Guangzhou Xingbang Information Consulting Co., Ltd., a wholly foreign owned enterprise (“Guangzhou Xingbang” or the “WFOE”), on May 12, 2011 in the People’s Republic of China (“PRC”) to provide consulting, investment and technical services to Guangdong Xingbang Industry Information & Media Co., Ltd. (“Guangdong Xingbang”).

Guangdong Xingbang was incorporated in the PRC on January 17, 2005 as a limited liability company. Guangdong Xingbang is a print media operator serving the home furnishing industry in the PRC. Guangdong Xingbang also provides marketing consulting services to clients in the home furnishing industry and local government in the PRC. Starting from August 2011, Guangdong Xingbang began to provide e-commerce services, namely B2B2C, to manufacturers and distributors, and brick-and-mortar stores located in different parts of the PRC through an e-commerce platform, referred to as ju51 Mall, developed by Guangdong Xingbang.

Xinyu Xingbang Information Industry Co., Ltd (“Xinyu Xingbang”) was incorporated in the PRC on June 11, 2012 for the purpose of continuing the business of Guangdong Xingbang in the near future as Guangdong Xingbang winds down its operations. Pursuant to the Articles of Associations of Xinyu Xingbang, Guangdong Xingbang and the WFOE each invested $787,030 (RMB 5,000,000) in Xinyu Xingbang and each owns 50% of the equity interest of Xinyu Xingbang. Under the Xinyu Xingbang Articles of Association, the WFOE is entitled to appoint the sole director and all members of the management team of Xinyu Xingbang and the WFOE is entitled to receive 99.99% of Xinyu Xingbang’s net profit. Based on the relevant PRC regulations, an Internet Content Provider license, or ICP license, issued by the Chinese Ministry of Industry and Information Technology, is required for Xinyu Xingbang to conduct business as currently contemplated.  In order to be granted the ICP license, foreign investor’s ownership of Xinyu Xingbang cannot exceed 50%. Xinyu Xingbang is currently in the process of applying for the ICP license and it is anticipated to be obtained by the end of year 2012. After it obtains the ICP license, Guangdong Xingbang will gradually wind down its operations and any new business and activities shall be done by and in the name of Xinyu Xingbang. The ownership of the e-commerce website, ju51 Mall, will also be transferred to Xinyu Xingbang. Guangdong Xingbang and Xinyu Xingbang did not enter into any asset transfer or other agreement. It is anticipated that Xinyu Xingbang will enter into new contracts with customers while Guangdong Xingbang will continue to serve customers pursuant to existing contracts.

Pursuant to (i) a series of contractual arrangements between the WFOE, Guangdong Xingbang and all the stockholders of Guangdong Xingbang (ii) the share exchange agreement between China Xingbang, Xingbang BVI and all the stockholders of Xingbang BVI, and (iii) the WFOE’s 50% equity ownership of Xinyu Xingbang, the results of all these entities are consolidated together. Since they are under common control, the contractual arrangements and share exchange were accounted for as a reorganization of entities under common control (See Note 4).

NOTE 3	VARIABLE INTEREST ENTITY

In accordance with Accounting Standards Codification (“ASC”) 810, the Company analyzes its variable interests including its equity investments.  The Company determines its interests in potential VIE and then assesses whether the Company is the primary beneficiary of each VIE.  If the Company determines it is the primary beneficiary of a VIE, the Company consolidates its assets, liabilities, results of operations and cash flows (see note 4A).  If the Company is not the primary beneficiary, the Company accounts for such interests using other applicable GAAP. The Company determines that it is the primary beneficiary of Guangdong Xingbang and thus consolidates its assets, liabilities, results of operations and cash flows. The Company also consolidates Xinyu Xingbang, a joint venture formed between Guangdong Xingbang and Guangzhou Xingbang.

NOTE 4	GROUP RESTRUCTURING

(A)
Variable interest entity

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

As required by ASC 810-10, the Company performs a qualitative assessment to determine whether the Company remains the primary beneficiary of Guangdong Xingbang, which also owns 50% of Xinyu Xingbang.  A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and the parties involved in the design of the entity. The Company’s assessment on the involvement with Guangdong Xingbang reveals that the Company has the absolute power to direct the most significant activities that impact the economic performance of Guangdong Xingbang. Under the accounting guidance, the Company is deemed to be the primary beneficiary of Guangdong Xingbang and the results of Guangdong Xingbang and Xinyu Xingbang are consolidated in the Company’s group financial statements for financial reporting purposes. As of June 30, 2012 and December 31, 2011, the Company has no equity interest in Guangdong Xingbang, none of the Company’s assets serve as collateral for Guangdong Xingbang; creditors of Guangdong Xingbang have no recourse to the Company; and the Company has not provided any guarantees to Guangdong Xingbang.

The assets and liabilities associated with Guangdong Xingbang and Xinyu Xingbang are combined and presented on a gross basis, prior to consolidation adjustments with other entities in the Group, and are as follows:

	As of June 30,	As of December 31,
	2012	2011

Cash and cash equivalents	$646,460	$141,860
Accounts receivable, net	131,551	1,497,482
Prepaid expenses and other current assets	1,497,760	79,938
Deferred tax assets	197,267	69,708
Due from related companies	-	3,561
Due from group companies	641,710	476,199
Property and equipment, net	210,368	260,110
Website development cost, net	406,652	344,355

Total assets	$3,731,768	$2,873,213

Accounts payable	$6,392	$19,670
Deferred revenue	182,288	279,117
Other payables and accrued expenses	571,888	559,421
Income tax payable	46,886	66,282
Deferred tax liabilities	4,319	-
Due to a group company	391,626	395,303
Due to a related company	5,352	10,161
Due to a director	787,030	-
Equity of variable interest entities	1,735,987	1,543,259

Total liabilities and equity	$3,731,768	$2,873,213

As of September 30, 2011, the Company agreed to waive the management fee payable by Guangdong Xingbang for a period of 3 years from May 13, 2011 to May 12, 2014 in order for Guangdong Xingbang to keep enough cash to fund its e-commerce business.

The liabilities recognized as a result of combining these VIEs do not necessarily represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the combined VIE.  Conversely, assets recognized as a result of combining these VIEs do not represent additional assets that could be used to satisfy claims by the Company’s creditors as they are not legally included within the Company’s general assets.

Immediately prior to the PRC restructuring transactions that were completed on May 13, 2011, the Chief Executive Officer of the Company and his spouse controlled Guangdong Xingbang as they owned 90% and 10% respectively of its registered capital. The Chief Executive Officer also indirectly controlled Guangzhou Xingbang as he owned 56.25% of the issued share capital of Xingbang BVI, the sole stockholder of Guangzhou Xingbang. As Guangzhou Xingbang and Guangdong Xingbang are under common control, the contractual arrangements have been accounted for as a reorganization of entities under common control and the Group’s financial statements were prepared as if the reorganization occurred at the beginning of the first period presented.

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

Accordingly, these group financial statements include the following:

1.	The balance sheets consisting of the net assets of the acquirer and acquiree at historical cost; and
2.	The statement of operations including the operations of the acquirer and acquiree for the periods presented.

NOTE 5	PRINCIPLES OF CONSOLIDATION AND COMBINATION

The accompanying group financial statements for the three and six months ended June 30, 2012 and 2011 include the financial statements of China Xingbang, its wholly owned subsidiaries, Xingbang BVI, Xingbang HK and the WFOE, its contractually controlled affiliate, Guangdong Xingbang and Xinyu Xingbang (only consolidated for the three and six months ended June 30, 2012), which is 50% owned by Guangdong Xingbang and 50% owned by Guangzhou Xingbang.

All significant inter-company accounts and transactions have been eliminated in consolidation and combination.

NOTE 6	USE OF ESTIMATES

The preparation of the unaudited condensed group financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the group financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 7	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement related to offsetting of assets and liabilities on the balance sheet (FASB ASC Topic 210). The amendments require additional disclosures related to offsetting either in accordance with GAAP or master netting arrangements. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company will adopt this pronouncement for its fiscal year beginning March 1, 2013. The Company does not expect this pronouncement to have a material effect on our consolidated financial statements.

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

In June 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income". The guideline eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders' equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This new guidance is to be applied retrospectively. This guidance will be effective for the Company beginning January 1, 2012. The Company believes the adoption of ASU 2011-05 concerns presentation and disclosure only and will not have an impact on the Company’s consolidated financial position or results of operations.

NOTE 8	OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses at June 30, 2012 and December 31, 2011 consisted of the following:

	As of June 30, 2012	As of December 31, 2011

Customers deposits and prepayments	$200,847	$177,156
Business and other taxes payable	91,266	107,569
Other payables	62,101	67,325
Accrued expenses	537,383	545,024
	$891,597	$897,074

NOTE 9	SEGMENTS

The Company operates in three reportable segments, advertising, consulting service and e-commerce. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated on consolidation. As a result, the components of operating income for one segment may not be comparable to another segment.

The following is a summary of the Company’s segment information for the three and six months ended June 30, 2012 and 2011.

For the three months ended June 30,

2012	Advertising	Consulting service	E-commerce	Elimination	Total
Revenues	$306,706	$201,145	$-	$(75,598)	$432,253
Gross profit	270,581	184,531	(221,093)	-	234,019
Net (loss) income	(105,020)	158,372	(332,843)	-	(279,491)
Total assets	2,001,256	219,315	927,527	-	3,148,098
Capital expenditure	2,032	116	120,186	-	122,334
Depreciation and amortization	$18,154	$675	$41,443	$-	$60,272

2011	Advertising	Consulting service	E-commerce	Elimination	Total
Revenues	$204,105	$393,817	$-	$-	$597,922
Gross profit	(21,527)	313,062	-	-	291,535
Net (loss) income	(875,535)	805,475	-	-	(70,060)
Total assets	709,695	1,336,193	-	-	2,045,888
Capital expenditure	10,437	19,652	-	-	30,089
Depreciation and amortization	$11,656	$21,946	$-	$-	$33,602

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information

	Three months ended June 30,
	2012	2011
Total net loss for reportable segments	$(279,491)	$(70,060)

Unallocated amounts relating to corporate operations
Professional fees	(93,015)	(320,395)
Others	(8,109)	(120,291)
Total loss	$(380,615)	$(510,746)

For the six months ended June 30,

2012	Advertising	Consulting service	E-commerce	Elimination	Total
Revenues	$491,394	$250,734	$-	$(143,269)	$598,859
Gross profit	329,886	215,578	(364,243)	-	181,221
Net (loss) income	(221,381)	159,497	(510,387)	-	(572,271)
Total assets	2,001,256	219,315	927,527	-	3,148,098
Capital expenditure	3,572	391	143,857	-	147,820
Depreciation and amortization	$37,348	$4,093	$72,259	$-	$113,700

2011	Advertising	Consulting service	E-commerce	Elimination	Total
Revenues	$562,647	$1,068,870	$-	$-	$1,631,517
Gross profit	178,705	927,519	-	-	1,106,224
Net (loss) income	(771,044)	682,403	-	-	(88,641)
Total assets	709,695	1,336,193	-	-	2,045,888
Capital expenditure	26,850	50,553	-	-	77,403
Depreciation and amortization	$22,760	$42,852	$-	$-	$65,612

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Six months ended June 30,
	2012	2011
Total net loss for reportable segments	$(572,271)	$(88,641)

Unallocated amounts relating to corporate operations
Professional fees	(135,188)	(320,395)
Others	(27,772)	(120,291)
Total loss	$(735,231)	$(529,327)

NOTE 10	STOCKHOLDERS’ EQUITY

Appropriated retained earnings

WFOE, Guangdong Xingbang and Xinyu Xingbang are required to make appropriation to the statutory surplus reserve at 10% of the after-tax net income annually until the total contributions equal to 50% of the entities’ registered capital.  The statutory reserve funds are restricted for use to set off against prior period losses, expansion of production and operations or for the increase in the registered capital of the respective companies. This reserve is therefore not available for distribution except in liquidation.

As of June 30, 2012 and December 31, 2011, Guangdong Xingbang appropriated $72,493 and $72,493 respectively to the relevant reserves based on its net income in accordance with the laws and regulations of the PRC.

NOTE 11	COMMITMENTS AND CONTINGENCIES

(a)           Defined contribution retirement plans

The full time employees of Guangdong Xingbang are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. Guangdong Xingbang is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the three months ended June 30, 2012 and 2011 were $28,379 and $21,128 respectively. The total provision and contributions made for such employee benefits for the six months ended June 30, 2012 and 2011 were $55,309 and $34,085 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(b)           Rental leases commitment

Guangdong Xingbang leases office premises from two stockholders under an operating lease at a monthly rental of $12,940 which expires on December 31, 2012.

Xinyu Xingbang leases office premises from Xinyu Xingbang Industry Co., Ltd under an operating lease at a monthly rental of $2,690 which expires on June 30, 2015. The Chief Executive Officer of the Company Mr. Xiaohong Yao (“Mr. Yao”) and his spouse own 90% and 10% respectively of the registered capital of Xinyu Xingbang Industry Co., Ltd.

As of June 30, 2012, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:

Six months ending December 31, 2012	$95,389
Fiscal years ending December 31,
2012	95,389
2013	35,505
2014	35,505
2015	17,752
Total	$184,151

NOTE 12	RELATED PARTY TRANSACTIONS

In June 2012, Xinyu Xingbang entered into an operating lease agreement with Xinyu Xingbang Industry Co., Ltd at a monthly rental of $2,690 which starts on July 1, 2012 and expires on June 30, 2015.  Mr. Yao and his spouse own 90% and 10% respectively of the registered capital of Xinyu Xingbang Industry Co., Ltd.

As of June 30, 2012 and December 31, 2011, two related companies owed $0 and $3,561 respectively to the Company which is interest free, unsecured and repayable on demand.

As of June 30, 2012 and December 31, 2011, the Company owed $5,352 and $10,161 respectively to a related company which is interest free, unsecured and repayable on demand.

As of June 30, 2012 and December 31, 2011, the Company owed $1,574,060 and $0 respectively to Mr. Yao.  The loan is interest free and unsecured. The loan was acquired on June 19, 2012 and it will become due on June 18, 2013.

For the three months ended June 30, 2012 and 2011, the Company paid two stockholders $38,754 and $37,770 for lease of office premises.

For the six months ended June 30, 2012 and 2011, the Company paid two stockholders $77,637 and $75,054 for lease of office premises.

NOTE 13	CONCENTRATIONS AND CREDIT RISKS

As of June 30, 2012 and December 31, 2011, all of the Company’s assets were located in the PRC and Hong Kong and all of the Company’s revenues were derived from customers located in the PRC.

Details of the suppliers accounting for 10% or more of the Company’s purchases are as follows:

	Supplier A	Supplier B	Supplier C
For the three months ended
June 30, 2012	91%	-	-
June 30, 2011	-	60%	40%

	Supplier A	Supplier B	Supplier C
For the six months ended
June 30, 2012	83%	-	-
June 30, 2011	-	60%	40%

As of June 30, 2012 and December 31, 2011, the accounts payable for these suppliers were $6,392 and $19,670 respectively.

Details of the customers accounting for 10% or more of the Company’s sales are as follows:

Customer A
For the three months ended
June 30, 2012	37%

Customer A
For the six months ended
June 30, 2012	26%

No single customer accounted for more than 10% of the turnover for the three and six months ended June 30, 2011.

As of June 30, 2012 and December 31, 2011, there was no accounts receivable balance for these customers.

Details of the customers accounting for 10% or more of the Company’s accounts receivable are as follows:

	Customer B	Customer C	Customer D
As of
June 30, 2012	30%	24%	15%
December 31, 2011	-	11%	-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition should be read together with our condensed group financial statements and the notes thereto and other financial information, which are included elsewhere in this registration statement. Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In addition, our financial statements and the financial information included in this registration statement reflect our organization transactions and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

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

(i)             China Xingbang Industry Group Inc., a Nevada corporation (“China Xingbang”);
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

(v)           Guangdong Xingbang Industry Information & Media Co. Ltd., our principal operating subsidiary, which is a Chinese variable interest entity that the WFOE controls through certain contractual arrangements (“Guangdong Xingbang”); and

(vi)          Xinyu Xingbang Information Industry Co., Ltd., an entity incorporated in the PRC which the WFOE and Guangdong Xingbang each owns 50% of its equity interest, (“Xinyu Xingbang”). After Xinyu Xingbang obtains the operating ICP license, Xinyu Xingbang will continue the business of Guangdong Xingbang.

Through our wholly owned subsidiaries, Xingbang BVI and Xingbang HK, we own the WFOE, which controls Guangdong Xingbang, a variable interest entity (“VIE”), through a series of variable interest entity, or VIE contractual arrangements.  Guangdong Xingbang is the sole source of income and operations of the Registrant.  A summary of our business is described below.

We were formed as a Nevada corporation on April 12, 2011 to acquire operational control over Guangdong Xingbang. Since foreign investors are restricted by the laws and regulations of the People’s Republic of China from operating in the media and e-commerce business in China, we operate our business through ownership of the WFOE that provides management, consulting, investment and technical services to Guangdong Xingbang. We do not own any direct equity interest in Guangdong Xingbang. In May 2011, the WFOE entered into a series of contractual arrangements which effectively give the WFOE operational control over Guangdong Xingbang despite the lack of direct ownership. As a result of these contractual arrangements, we treat Guangdong Xingbang as a variable interest entity, or VIE, under U.S. generally accepted accounting principles of which the Company is the primary beneficiary, and we have therefor included its historical financial results in our group financial statements.

Our subsidiaries, Xingbang BVI and Xingbang HK are holding companies which do not have any operations or own any assets except for the ownership of the WFOE.  The only current operation of the WFOE is to provide consulting and management services to Guangdong Xingbang.  Currently, we solely rely on results of operations of Guangdong Xingbang.   If the PRC government declares the VIE agreements are not enforceable, we will not be able to exercise effective control over Guangdong Xingbang and combine the financial results of Guangdong Xingbang.  In such case, our results of operations and financial position will be materially adversely affected.

Guangdong Xingbang, which was founded in 2005, derives revenue primarily from three types of business: e-commerce related revenue derived from our ju51 Mall, advertising revenue, and revenue from consulting services provided to businesses and local governments in China.

Xinyu Xingbang was incorporated in the PRC in June 2012 for the purpose of continuing the business of Guangdong Xingbang in the near future as Guangdong Xingbang winds down its operations. Pursuant to the Articles of Associations of Xinyu Xingbang, Guangdong Xingbang and the WFOE each invested $787,030 (RMB 5,000,000) in Xinyu Xingbang and each owns 50% of the equity interest of Xinyu Xingbang. Under the Xinyu Xingbang Articles of Association, the WFOE is entitled to appoint the sole director and all members of the management team of Xinyu Xingbang and the WFOE is entitled to receive 99.99% of Xinyu Xingbang’s net profit. Based on the relevant PRC regulations, an Internet Content Provider license, or ICP license, issued by the Chinese Ministry of Industry and Information Technology, is required for Xinyu Xingbang to conduct business as currently contemplated.  In order to be granted the ICP license, foreign investor’s ownership of Xinyu Xingbang cannot exceed 50%. Xinyu Xingbang is currently in the process of applying for the ICP license and it is anticipated to be obtained by the end of year 2012. After it obtains the ICP license, Guangdong Xingbang will gradually wind down its operations and any new business and activities shall be done by and in the name of Xinyu Xingbang. The ownership of the e-commerce website, ju51 Mall, will also be transferred to Xinyu Xingbang. Guangdong Xingbang and Xinyu Xingbang did not enter into any asset transfer or other agreement. It is anticipated that Xinyu Xingbang will enter into new contracts with customers while Guangdong Xingbang will continue to serve customers pursuant to existing contracts.

 Below is our updated organizational structure after the incorporation of Xinyu Xingbang.

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

On February 2, 2012, to avoid confusion by consumers and to better reflect their functions, we rebranded direct sale stores as technical service stations. Besides brick-and-mortar stores, we also decided to license decoration companies to become our technical service stations.

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

During the second quarter of 2012, we combined our two newspapers, “China Ceramics Weekly” and “Guzhen Lighting Weekly”, and changed the name to “Industry Economy Remark”

As of February 14, 2012, the board of directors exempted distributors from paying service charges from October 2011 to June 2012, considering that the distributors have undergone loss resulting from low sales volume on the ju51 Mall, and in order to maintain a good and sustainable cooperation relationship with them, and also authorized Mr. Yao, the Chairman, Chief Executive Officer and President, to exempt distributors from paying service charges, direct sale stores (later rebranded as technical service stations) from paying license fees. Accordingly, we do not expect revenues to be generated from service charges until the third quarter of 2012 at the earliest.

Critical Accounting Policies and Estimates

In preparing our condensed group financial statements in conformity with accounting principles generally accepted in the United States, we make estimates and assumptions that affect the accounting, recognition and disclosure of our assets, liabilities, stockholders’ equity, revenues and expenses. We make these estimates and assumptions because certain information that we use is dependent upon future events, which cannot be calculated with a high degree of precision from data available or cannot be readily calculated based upon generally accepted methodologies. In some cases, these estimates are particularly difficult and therefore require a significant amount of judgment. Actual results could differ from the estimates and assumptions that we use in the preparation of our condensed group financial statements.

During the six months ended June 30, 2012, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations — Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011.

The following table presents, for the three months indicated, our condensed statements of operations information.

	Three months ended June 30,
	2012	2011
	Consolidated	Combined
REVENUE
Advertising	$231,108	$204,105
Consulting service	201,145	393,817
E-commerce	-	-
Total revenue	432,253	597,922

COST OF REVENUE
Advertising	36,125	225,632
Consulting service	16,614	80,755
E-commerce	145,495	-
Total cost of revenue	198,234	306,387

GROSS PROFIT	234,019	291,535

OPERATING EXPENSES
Selling expenses	459,202	371,102
General and administrative expenses	202,706	425,177
Impairment of website development cost	-	-
Depreciation and amortization	24,869	33,602
Loss on disposal of property and equipment	4	349
Total Operating Expenses, net	686,781	830,230

NET LOSS FROM OPERATIONS	(452,762)	(538,695)

OTHER INCOME (EXPENSES), NET
Interest income	1,758	823
Interest expenses	-	(1,461)
Other income	132	125
Other expenses	(758)	(4,492)
Total Other Income (Expenses), net	1,132	(5,005)

NET LOSS BEFORE TAXES	(451,630)	(543,700)

Income tax benefit	71,015	32,954

NET LOSS	(380,615)	(510,746)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation (loss) gain	(8,379)	10,491

TOTAL OTHER COMPREHENSIVE LOSS	$(388,994)	$(500,255)

Net loss per share
- basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares
outstanding during the period
- basic and diluted	81,244,000	79,999,538

Revenue

During the three months ended June 30, 2012, we had total revenue of $432,253, a decrease of 27.71% compared to the same period in 2011. Of this, $231,108 was attributable to revenue generated from advertising, $201,145 was attributable to consulting services rendered, and $0 was contributed by e-commerce. During the three months ended June 30, 2011, total revenue was $597,922. Of this, $204,105 was attributable to revenue generated from advertising, $393,817, was attributable to consulting services rendered, and $0 was from e-commerce. The decrease of $165,669 or approximately 27.71% was mainly due to decrease in consulting revenue as a result of our focused effort on e-commerce business as well as the slowdown of the real estate market in China since 2011.

Cost of revenue

Cost of revenue is comprised of printing cost, editorial fee, agent fee, salaries of consulting service providers, amortization of website development costs, salaries of website administrators and business tax relating to advertising, services rendered and e-commerce.

Cost of revenue for the three months ended June 30, 2012 was $198,234, compared to $306,387 for the three months ended June 30, 2011, a decrease of $108,153, or approximately 35.30%. The decrease was due to the approximate 83.99% in the cost of advertising revenue, which was $189,507, the approximately 79.43% decrease in the cost of consulting revenue and the increase in the cost of e-commerce, which was $145,495. The reason for the decrease of cost of advertising and consulting was the decrease in agent fee, salaries of consulting service providers and business tax relating to advertising and service rendered. The reason for the increased cost of e-commerce was due to the expenses related to the development and roll out of the ju51 Mall.

Gross profit

Gross profit was $234,019 for the three months ended June 30, 2012, a decrease of $57,516, or approximately 19.73%, compared to gross profit of $291,535 from the same period prior year. The decrease was mainly due to the decrease in consulting revenue.

Operating expenses

Operating expenses consist of selling, general and administrative expenses, impairment of website development cost and depreciation and amortization and loss on disposal of property and equipment.

Operating expenses for the three months ended June 30, 2012 were $686,781, composed of $459,202 in selling expenses, $202,706 in general and administrative expense and $24,869 in depreciation and amortization. Operating expenses for the three months ended June 30, 2011 were $830,230, composed of $371,102 in selling expenses, $425,177 in general and administrative expenses, and $33,602 in depreciation and amortization. The decrease in operating expenses from the quarter ended June 30, 2011 to the quarter ended June 30, 2012 was $143,449, or approximately 17.28%. Of this, selling expenses increased by $88,100, or approximately 23.74%, general and administrative expenses decreased by $222,471, or approximately 52.32%, and depreciation and amortization decreased by $8,733, or approximately 25.99%. The reason for the decrease in the general and administrative expenses was due to the decrease in wages and salaries.

Other income (expenses), net

Other income (expenses), net, consist mainly of net of interest income, interest expenses, other income, and other expenses.

Other income, net, for the three months ended June 30, 2012 was $1,132 and other expenses, net were $5,005 for the three months ended June 30, 2011, an increase of $6,137, or approximately 122.62%. The increase in other income, net, was primarily attributable to the increase in interest income, which was $935, or 113.61% and the decrease in other expenses, which was $3,734, or approximately 83.13%.

Income tax benefit

Income tax benefit was $71,015 for the three months ended June 30, 2012, as compared to $32,954 for the three months ended June 30, 2011. The increase in income tax benefit was mainly attributable to the continuous loss for the past consecutive periods. Our effective income tax rate was approximately 16% and 6% respectively for the three months ended June 30, 2012 and 2011, because we are qualified as a “New or High Technology Enterprise” under PRC laws, which is subject to review every year.

Net loss

Net loss was $380,615 and $510,746 for the three months ended June 30, 2012 and 2011, respectively. The decrease mainly was the result of a decrease in cost of revenue.

Comprehensive (loss) income

Comprehensive loss was $388,994 for the three months ended June 30, 2012. Comprehensive loss was $500,255 for the three months ended June 30, 2011. The decrease in foreign currency translation gains was primarily caused by the fluctuation in the RMB to U.S. dollar exchange rate in 2012 compared to 2011.

Results of Operations — Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011.

The following table presents, for the six months indicated, our condensed statements of operations information.

	Six months ended June 30,
	2012	2011
	Consolidated	Combined
REVENUE
Advertising	$348,125	$562,647
Consulting service	250,734	1,068,870
E-commerce	-	-
Total revenue	598,859	1,631,517

COST OF REVENUE
Advertising	161,508	383,942
Consulting service	35,156	141,351
E-commerce	220,974	-
Total cost of revenue	417,638	525,293

GROSS PROFIT	181,221	1,106,224

OPERATING EXPENSES
Selling expenses	617,923	1,060,918
General and administrative expenses	364,371	535.654
Impairment of website development cost	10,460	-
Depreciation and amortization	51,162	65,612
(Gain) loss on disposal of property and equipment	(2,296)	1,446
Total Operating Expenses, net	1,041,620	1,663,630

NET LOSS FROM OPERATIONS	(860,399)	(557,406)

OTHER INCOME (EXPENSES), NET
Interest income	2,136	1,526
Interest expenses	-	(6,253)
Other income	169	1,682
Other expenses	(1,666)	(5,109)
Total Other Income (Expenses), net	639	(8,154)

NET LOSS BEFORE TAXES	(859,760)	(565,560)

Income tax benefit	124,529	36,233

NET LOSS	(735,231)	(529,327)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation (loss) gain	(10,023)	15,841

TOTAL OTHER COMPREHENSIVE LOSS	$(745,254)	$(513,486)

Net loss per share
- basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares
outstanding during the period
- basic and diluted	81,244,000	79,999,271

Revenue

During the six months ended June 30, 2012, we had total revenue of $598,859. Of this, $348,125 was attributable to revenue generated from advertising, $250,734 was attributable to consulting services rendered, and $0 was contributed by e-commerce. During the six months ended June 30, 2011, total revenue was $1,631,517. Of this, $562,647 was attributable to revenue generated from advertising, $1,068,870, was attributable to consulting services rendered, and $0 was from e-commerce. The decrease of $1,032,658 or approximately 63.29% was mainly due to decreased advertising revenue and consulting revenue. The decreased revenue was primarily because we put more effort on e-commerce as well as the slowdown of the real estate market in China since 2011.

Cost of revenue

Cost of revenue is comprised of printing cost, editorial fee, agent fee, salaries of consulting service providers, amortization of website development costs, salaries of website administrators and business tax relating to advertising, services rendered and e-commerce.

Cost of revenue for the six months ended June 30, 2012 was $417,638, compared to $525,293 for the six months ended June 30, 2011, a decrease of $107,655, or approximately 20.49%. The decrease was due to the approximate 57.93% decrease in the cost of advertising revenue, the approximate 75.13% decrease in the cost of consulting revenue and the increase in the cost of e-commerce, which was $220,974. The reason for the decrease of cost of advertising and consulting was the decrease in agent fee, salaries of consulting service providers and business tax relating to advertising and service rendered. The reason for the increased cost of e-commerce was due to the expenses related to the development and roll out of the ju51 Mall.

Gross profit

Gross profit was $181,221 for the six months ended June 30, 2012, a decrease of $925,003, or approximately 83.62%, compared to gross profit of $1,106,224 from the same period of the prior year. The reason for the decrease was mainly due to the decrease in advertising revenue and consulting revenue.

Operating expenses

Operating expenses consist of selling, general and administrative expenses, impairment of website development cost and depreciation and amortization and gain/loss on disposal of property and equipment.

Operating expenses for the six months ended June 30, 2012 were $1,041,620, composed of $617,923 in selling expenses, $364,371 in general and administrative expenses, $10,460 in impairment of website development cost, and $51,162 in depreciation and amortization. Operating expenses for the six months ended June 30, 2011 were $1,663,630, composed of $1,060,918 in selling expenses, $535,654 in general and administrative expenses, and $65,612 in depreciation and amortization. The decrease in operating expenses from the six months ended June 30, 2011 to the six months ended June 30, 2012 was $622,010, or approximately 37.39%. Of this, selling expenses decreased by $442,995, or approximately 41.76%, general and administrative expenses decreased by $171,283, or approximately 31.98%, impairment of website development cost increased by $10,460, and depreciation and amortization decreased by $14,450, or approximately 22.02%. The reason for the decrease in the selling, general and administrative expenses was due to the decrease in wages and salaries.

Other income (expenses), net

Other income (expenses), net, consist mainly of net of interest income, interest expenses, other income, and other expenses.

Other income, net, for the six months ended June 30, 2012 was $639 and other expenses, net were $8,154 for the six months ended June 30, 2011, an increase of $8,793, or approximately 107.84%. The increase in other income, net, was primarily attributable to the increase in interest income, which was $610, or 39.97%, the decrease in other income, which was $1,513, or approximately 89.95% and the decrease in interest expense which was $6,253, or 100%.

Income tax benefit

Income tax benefit was $124,529 for the six months ended June 30, 2012, as compared to $36,233 for the six months ended June 30, 2011. The increase in income tax benefit was mainly attributable to the increase in net loss before taxes, which was $294,200, or approximately 52.02%. Our effective income tax rate was approximately 14% and 6% respectively for the six months ended June 30, 2012 and 2011, because we are qualified as a “New or High Technology Enterprise” under PRC laws, which is subject to review every year.

Net loss

Net loss was $735,231 and $529,327 for the six months ended June 30, 2012 and 2011, respectively. The increase mainly was the result of a decrease in revenue.

Comprehensive (loss) income

Comprehensive loss was $745,254 for the six months ended June 30, 2012. Comprehensive loss was $513,486 for the six months ended June 30, 2011. The decrease in foreign currency translation gains was primarily caused by the fluctuation in the RMB to U.S. dollar exchange rate in 2012 compared to 2011.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on hand and demand deposits at a bank. We had $704,292 and $199,188 of cash and cash equivalents on hand as of June 30, 2012 and December 31, 2011, respectively. There was an increase of $505,104 in our cash and cash equivalents from December 31, 2011 to June 30, 2012.

The increase in our cash and cash equivalents from December 31, 2011 to June 30, 2012 was largely attributable to an increase in net cash provided by financing activities, which was $1,577,193, on a period-to-period basis.

We require cash for working capital, capital expenditures, repayment of debt, salaries, commissions and related benefits and other operating expenses and income taxes. We expect that our working capital needs will increase for the foreseeable future, as we continue to develop and grow our business. See “Business — General in our 10-K filed with the SEC on March 26, 2012.”

The following table summarizes our cash flows for the six months ended June 30, 2012 and 2011:

	Six months ended June 30
	2012	2011
Net cash used in operating activities	$(918,162)	$(572,401)
Net cash (used in) provided by investing activities	$(140,538)	$950,588
Net cash provided by (used in) financing activities	$1,577,193	$(255,099)

Net Cash Used in Operating Activities. Net cash used in operating activities was $918,162 and $572,401 for the six months ended June 30, 2012 and 2011. The most significant items affecting the comparison of our operating cash flow for the six months ended June 30, 2012 and 2011 are summarized below:

●
Increase in cash loss from operations - Our net loss from operations, excluding depreciation, amortization and impairment of website development cost, increased by $151,098 on a period-to-period basis, from cash loss of $462,269 for the six months ended June 30, 2011 to cash loss of $613,367 for the six months ended June 30, 2012, which negatively impacted our cash flows from operations. The increase in cash loss from operations was due to the decrease of revenue in the first two quarters in 2012 from the same period last year.

●
Decrease in deferred revenue - Deferred revenue decreased by $102,188 for the first two quarters of 2012, while they increased by $49,464 for the same period in 2011. The reason for the change was that we entered into less advertising and consulting contracts.

●
Decrease in accounts receivable –Accounts receivable decreased by $1,399,061 for the first two quarters in 2012, while they decreased by $42,006 for the same period in 2011. The reason for the decrease was that we collected service charges in the first two quarters of 2012 payable by the channel service providers.

●
Increase in prepaid expenses and other current assets—Prepaid expenses and other current assets increased by $1,423,546 for the first two quarters in 2012, while they increased by $158,943 for the same period in 2011. Prepaid expenses and other current assets consisted of prepayments, other receivables and prepaid expenses. The increase in prepaid expenses and other current assets was the result of the increase in other receivables which was $1,464,603, compared with the balances as of December 31, 2011.

Net Cash Used in Investing Activities. Our investing activities for the six months ended June 30, 2012 and 2011 used cash of $140,538 and provided cash of $950,588, respectively. The decrease in cash used in investing activities was largely caused by the decrease of $1,091,126 as a result of repayment to us from related companies.

Guangdong Xingbang borrowed funds from the Guangdong Xingbang Shareholders from time to time when it was short of cash for operations.

Capital Resources

We had negative working capital of $179,816 as of June 30, 2012 and positive working capital of $577,993 as of December 31, 2011, respectively. The reason for the decrease from December 31, 2011 to June 30, 2012 was primarily due to the decrease in accounts receivable and increase in amount due to a director.

We are a holding company with no significant revenue-generating operations of our own, and thus any cash flows from operations are and will be generated by Guangdong Xingbang through our WFOE’s existing consulting services management arrangement with Guangdong Xingbang. Our ability to service our debt and fund our ongoing operations is dependent on the results of these operations and their ability to provide us with cash. The WFOE’s ability to make loans or pay dividends are restricted under PRC law and may be restricted under the terms of future indebtedness, its governing documents or other agreements. With the cash on hand and the anticipated cash to be received from our operations, we may not be able to generate enough cash to support the expansion of the business operations. However, the Guangdong Xingbang’s Shareholders are fully committed to provide cash as needed to support the Company’s ongoing operations and continued growth. Therefore, we believe that our sources of liquidity will be sufficient to enable us to meet our cash needs for at least the next 12 months.

Nonetheless, our liquidity and capital position could be adversely affected by:

●	Loss of revenue from advertising, consulting services or from the ju51 Mall, which was opened on August 2, 2011;

●	Guangdong Xingbang’s delay or discontinuance of payment of consulting fees under the VIE agreements;

●	any change of policy on accounts receivable;

●	the enactment of new laws and regulations;

●	our inability to grow our business as we anticipate by expanding our existing advertising, consulting services and operation of the new e-commerce business;

●	any other changes in the cost structure of our underlying business model; and

●	any of the other risks and uncertainties described in “Item 1A. Risk Factors.”

Debt Obligations

The following is a summary of amounts outstanding under our debt obligations as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012	As of December 31, 2011
Due to a related company	5,352	10,161
Due to a director	1,574,060	-
Accounts payable	6,392	19,670
Total debt	1,585,804	29,831

Due to a related company

As of June 30, 2012 and December 31, 2011, Guangdong Xingbang owed Zhongshan Xingbang Purchase & Exhibition Service Co., Ltd (“Zhongshan Xingbang”) $5,352 and $10,161, respectively under an unsecured, interest-free, demand loan.   Zhongshan Xingbang is an entity controlled by Mr. Yao, our Chairman of the Board, Chief Executive Officer and President.

Accounts payable

As of June 30, 2012 and December 31, 2011, Guangdong Xingbang owed the printing company which prints its newspaper, $6,392 and $19,670, respectively.

Off-Balance Sheet Arrangements

On February 14, 2012, the board of directors resolved to exempt distributors from paying service charges from October 2011 to June 2012 and to authorize Mr. Yao, the Chairman, CEO and President, to exempt distributors from paying service charges, and brick-and-mortar stores or decoration companies from paying franchise fees. As of June 30, 2012 and December 31, 2011, we did not have any off-balance sheet obligations involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations. All of our obligations with respect to Guangdong Xingbang have been presented on our condensed consolidated balance sheets as of each such date.

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

Evaluation of Disclosure Controls and Procedures.

The Company’s management, including our Chief Executive Officer and interim Chief Financial Officer, reassessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012 and has subsequently determined that our disclosure controls and procedures were not effective as of June 30, 2012 due to certain material weaknesses including (i) lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements; and (ii) lack of standard charter of accounts and written accounting manual and closing procedures to facilitate preparation of financial statements under U.S. GAAP for financial reporting processes.  As a result of such material weaknesses, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first two quarters of 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except as disclosed above.

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

There were no issuances of our equity securities during the quarter ended June 30, 2012.

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

WFOE  is a wholly-foreign owned enterprise under the laws of the PRC. The principal regulations governing dividend distributions by wholly foreign owned enterprises and Sino-foreign equity joint ventures include:

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

China Xingbang Industry Group Inc.

Date: August 14, 2012	By:	/s/ Xiaohong Yao
Xiaohong Yao, Chairman, President and CEO
(principal executive officer)

	By:	/s/ Haigang Song
Haigang Song, Chief Financial Officer (principal financial and accounting officer)