Form 10-Q/A
period 2012-06-30
China Xingbang Industry Group Inc.
filed 2012-08-27
CIK 1521222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of China Xingbang Industry Group Inc. for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (extensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the SOX of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the SOX of 2002

32.1*	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350

32.2*	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*  In accordance with SEC Release 33-8238, Exhibit 32.1 and Exhibit 32.2 are furnished and not filed.

** XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Xingbang Industry Group Inc.

August 27, 2012	By:	/s/ Xiaohong Yao
Xiaohong Yao, Chairman, President and CEO
(principal executive officer)

	By:	/s/ Haigang Song
Haigang Song, Chief Financial Officer (principal financial and accounting officer)