Form 10-Q
period 2012-09-30
China Xingbang Industry Group Inc.
filed 2012-11-14
CIK 1521222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 81,244,000 shares of Common Stock, par value $0.001, as of November 14, 2012.

CHINA XINGBANG INDUSTRY GROUP INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

PART I

Item 1.  Financial Information

CHINA XINGBANG INDUSTRY GROUP INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012

CONTENTS

Pages

Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	F-2

Condensed Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2012 (Consolidated) and 2011 (Combined) (Unaudited)	F-3

Condensed Statements of Cash Flows for the nine months ended September 30, 2012 (Consolidated) and 2011 (Combined) (Unaudited)	F-4

Notes to Condensed Consolidated/Combined Financial Statements (Unaudited)	F-5 – F-12

CHINA XINGBANG INDUSTRY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2012	2011
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,472,305	$199,188
Accounts receivable, net	264,568	1,497,482
Prepaid expenses and other current assets	44,953	80,358
Deferred tax assets	164,500	69,708
Due from related companies	-	3,561
Total Current Assets	1,946,326	1,850,297

PROPERTY AND EQUIPMENT, NET	222,769	260,110
WEBSITE DEVELOPMENT COSTS, NET	459,902	344,355
TOTAL ASSETS	$2,628,997	$2,454,762

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$32,035	$19,670
Deferred revenue	43,319	279,117
Other payables and accrued expenses	686,059	897,074
Income tax payable	66,382	66,282
Deferred tax liabilities	39,685	-
Due to a related company	10,175	10,161
Due to a director	1,591,140	-
Total Current Liabilities	2,468,795	1,272,304

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock ($0.001 par value, 60,000,000 shares
authorized, none issued as of September 30, 2012
and December 31, 2011)	-	-
Common stock ($0.001 par value, 300,000,000 shares
authorized, 81,244,000 shares issued and outstanding
as of September 30, 2012 and December 31, 2011)	81,244	81,244
Additional paid-in capital	959,330	959,330
Accumulated deficits	(1,019,284)	(2,418)
Appropriated retained earnings	72,493	72,493
Accumulated other comprehensive gain	66,419	71,809
Total Stockholders’ Equity	160,202	1,182,458

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,628,997	$2,454,762

CHINA XINGBANG INDUSTRY GROUP INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	Consolidated	Combined	Consolidated	Combined
REVENUE
Advertising	$112,059	$287,059	$460,184	$849,706
Consulting service	144,398	317,901	395,132	1,386,771
E-commerce	-	1,431,179	-	1,431,179
Total revenue	256,457	2,036,139	855,316	3,667,656

COST OF REVENUE
Advertising	(15,026)	208,540	146,482	592,482
Consulting service	17,047	22,049	52,203	163,400
E-commerce	72,235	143,713	293,209	143,713
Total cost of revenue	74,256	374,302	491,894	899,595

GROSS PROFIT	182,201	1,661,837	363,422	2,768,061

OPERATING EXPENSES
Selling expenses	188,918	394,908	806,841	1,455,826
General & Administrative expenses	181,667	382,256	556,498	917,910
Depreciation and amortization	24,891	29,705	76,053	95,317
Loss (gain) on disposal of property and equipment	4	4,305	(2,292)	5,751
Total Operating Expenses, net	395,480	811,174	1,437,100	2,474,804

NET (LOSS) INCOME FROM OPERATIONS	(213,279)	850,663	(1,073,678)	293,257

OTHER INCOME (EXPENSES), NET
Interest income	1,923	997	4,059	2,523
Interest expenses	-	-	-	(6,293)
Other income	650	923	819	2,605
Other expenses	(988)	(5,661)	(2,654)	(10,730)
Total Other Income (Expenses), net	1,585	(3,741)	2,224	(11,895)

NET (LOSS) INCOME BEFORE TAXES	(211,694)	846,922	(1,071,454)	281,362

Income tax (expenses) benefit	(69,941)	(199,690)	54,588	(163,457)

NET (LOSS) INCOME	(281,635)	647,232	(1,016,866)	117,905

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	4,633	31,130	(5,390)	46,971

TOTAL COMPREHENSIVE (LOSS) INCOME	$(277,002)	$678,362	$(1,022,256)	$164,876

Net (loss) earnings per share
- basic and- basic and diluted	$(0.00)	$0.01	$(0.01)	$0.00

Weighted average number of shares
outstanding during the period
- basic and diluted	81,244,000	80,148,739	81,244,000	80,040,641

CHINA XINGBANG INDUSTRY GROUP INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2012	2011
	Consolidated	Combined
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,016,866)	$117,905
Adjusted to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	190,847	100,269
(Gain) loss on disposal of property and equipment	(2,292)	5,751
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	1,266,107	(1,389,245)
Prepaid expenses and other current assets	37,410	(6,698)
Deferred tax assets	(92,141)	(4,442)
Increase (decrease) in:
Accounts payable	11,721	(23,317)
Deferred revenue	(241,941)	(117,377)
Other payables and accrued expenses	(224,274)	400,730
Income tax payable	(1,766)	72,675
Deferred tax liabilities	39,397	-
Net cash used in operating activities	(33,798)	(843,749)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(39,906)	(99,703)
Payments for website development cost	(239,431)	(105,363)
Proceeds from disposals of property and equipment	3,589	811
Repayment from related companies	3,635	1,157,144
Due from a director	-	91,159
Net cash (used in) provided by investing activities	(272,113)	1,044,048

CASH FLOWS FROM FINANCING ACTIVITIES
Bank loans repaid	-	(307,853)
Proceeds from issuance of shares	-	297,291
Capital contribution by stockholders	-	47,382
Repayments to a related company	(272)	(4,618)
Advances from a director	1,579,579	-
Net cash provided by financing activities	1,579,307	32,202

EFFECT OF EXCHANGE RATES ON CASH	(279)	44,175

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,273,117	276,676

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	199,188	737,939

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,472,305	$1,014,615

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$-	$6,293
Cash paid for income tax	$-	$89,453

CHINA XINGBANG INDUSTRY GROUP INC.
NOTES TO THE CONDENSED CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1	BASIS OF PRESENTATION

The accompanying unaudited condensed group financial statements of China Xingbang Industry Group Inc., its subsidiaries and variable interest entity (“VIE”) (collectively the “Group”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete audited financial statements.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position as of September 30, 2012, the results of operations and comprehensive loss/income for the three and nine months ended September 30, 2012 and 2011 and statements of cash flows for the nine months ended September 30, 2012 and 2011. The consolidated results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited financial statements and footnotes of the Company for the years ended December 31, 2011 (consolidated) and 2010 (combined).

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

Guangdong Xingbang was incorporated in the PRC on January 17, 2005 as a limited liability company. Guangdong Xingbang is a print media operator serving the home furnishing industry in the PRC. Guangdong Xingbang also provides marketing consulting services to clients in the home furnishing industry and local government in the PRC. Starting from August 2011, Guangdong Xingbang began to provide e-commerce services, namely B2B2C (Business-to-Business-to-Consumer), to manufacturers and distributors, and brick-and-mortar stores located in different parts of the PRC through an e-commerce platform, referred to as ju51 Mall, developed by Guangdong Xingbang.

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

In accordance with Accounting Standards Codification (“ASC”) 810, the Company analyzes its variable interests including its equity investments.  The Company determines its interests in potential VIEs and then assesses whether the Company is the primary beneficiary of each VIE.  If the Company determines it is the primary beneficiary of a VIE, the Company consolidates its assets, liabilities, results of operations and cash flows (see note 4A).  If the Company is not the primary beneficiary, the Company accounts for such interests using other applicable GAAP. The Company determined that it is the primary beneficiary of Guangdong Xingbang and thus consolidates its assets, liabilities, results of operations and cash flows. The Company also consolidates XinyuXingbang, a joint venture formed between Guangdong Xingbang and Guangzhou Xingbang.

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

As required by ASC 810-10, the Company performs a qualitative assessment to determine whether the Company remains the primary beneficiary of Guangdong Xingbang, which also owns 50% of Xinyu Xingbang.  A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and the parties involved in the design of the entity. The Company’s assessment on the involvement with Guangdong Xingbang reveals that the Company has the absolute power to direct the most significant activities that impact the economic performance of Guangdong Xingbang. Under the accounting guidance, the Company is deemed to be the primary beneficiary of Guangdong Xingbang and the results of Guangdong Xingbang and Xinyu Xingbang are consolidated in the Company’s group financial statements for financial reporting purposes. As of September 30, 2012 and December 31, 2011, the Company has no equity interest in Guangdong Xingbang, none of the Company’s assets serve as collateral for Guangdong Xingbang; creditors of Guangdong Xingbang have no recourse to the Company; and the Company has not provided any guarantees to Guangdong Xingbang.

The assets and liabilities associated with Guangdong Xingbang and Xinyu Xingbang are combined and presented on a gross basis, prior to consolidation adjustments with other entities in the Group, and are as follows:

	As of September 30,	As of December 31,
	2012	2011

Cash and cash equivalents	$1,414,235	$141,860
Accounts receivable, net	264,568	1,497,482
Prepaid expenses and other current assets	44,848	79,938
Deferred tax assets	164,500	69,708
Due from related companies	-	3,561
Due from group companies	728,520	476,199
Property and equipment, net	222,769	260,110
Website development cost, net	459,902	344,355

Total assets	$3,299,342	$2,873,213

Accounts payable	$32,035	$19,670
Deferred revenue	43,319	279,117
Other payables and accrued expenses	383,350	559,421
Income tax payable	66,382	66,282
Deferred tax liabilities	39,685	-
Due to a group company	395,876	395,303
Due to a related company	10,175	10,161
Due to a director	795,570	-
Equity of variable interest entities	1,532,950	1,543,259

Total liabilities and equity	$3,299,342	$2,873,213

As of September 30, 2011, the Company agreed to waive the management fee payable by Guangdong Xingbang for a period of 3 years from May 13, 2011 to May 12, 2014 in order for Guangdong Xingbang to preserve enough cash to fund its e-commerce business.

The liabilities recognized as a result of combining the VIE  do not necessarily represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the combined VIE.  Conversely, assets recognized as a result of combining the VIE  do not represent additional assets that could be used to satisfy claims by the Company’s creditors as they are not legally included within the Company’s general assets.

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

The accompanying group financial statements for the three and nine months ended September 30, 2012 and 2011 include the financial statements of China Xingbang, its wholly owned subsidiaries, Xingbang BVI, Xingbang HK and the WFOE, its contractually controlled affiliate, Guangdong Xingbang and Xinyu Xingbang (only consolidated for the three and nine months ended September 30, 2012), which is 50% owned by Guangdong Xingbang and 50% owned by Guangzhou Xingbang.

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

NOTE 8	OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses consisted of the following:

	As of September 30, 2012	As of December 31, 2011

Customers deposits and prepayments	$219,770	$177,156
Business and other taxes payable	52,106	107,569
Other payables	64,739	67,325
Accrued expenses	349,444	545,024
	$686,059	$897,074

NOTE 9	SEGMENTS

The Company operates in three reportable segments, advertising, consulting service and e-commerce. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated on consolidation. As a result, the components of operating income for one segment may not be comparable to another segment.

The following is a summary of the Company’s segment information for the three and nine months ended September 30, 2012 and 2011.

For the three months ended September 30, 2012	Advertising	Consulting service	E-commerce	Elimination	Total
Revenues	$134,209	$144,398	$-	$(22,150)	$256,457
Gross profit	149,235	127,351	(94,385)	-	182,201
Net (loss) income	(145,090)	96,450	(109,942)	-	(158,582)
Total assets as of September 30, 2012	1,676,151	172,417	780,429	-	2,628,997
Capital expenditure	27,264	2,781	101,472	-	131,517
Depreciation and amortization	$21,421	$1,952	$53,774	$-	$77,147

For the three months ended September 30, 2011	Advertising	Consulting service	E-commerce	Elimination	Total
Revenues	$287,059	$317,901	$1,431,179	$-	$2,036,139
Gross profit	78,519	295,852	1,287,466	-	1,661,837
Net (loss) income	(96,329)	(225,082)	1,105,978	-	784,567
Total assets as of September 30, 2011	999,041	1,898,178	432,918	-	3,330,137
Capital expenditure	34,670	66,335	26,658	-	127,663
Depreciation and amortization	$5,835	$11,479	$12,391	$-	$29,705

A reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information

	Three months ended September 30,
	2012	2011
Total net (loss) income for reportable segments	$(158,582)	$784,567

Unallocated amounts relating to corporate operations
Professional fees	(43,055)	(124,608)
Others	(79,998)	(12,727)
Total (loss) income	$(281,635)	$647,232

For the nine months ended September 30, 2012	Advertising	Consulting service	E-commerce	Elimination	Total
Revenues	$625,603	$395,132	$-	$(165,419)	$855,316
Gross profit	479,121	342,929	(458,628)	-	363,422
Net (loss) income	(366,471)	255,947	(620,329)	-	(730,853)
Total assets as of September 30, 2012	1,676,151	172,417	780,429	-	2,628,997
Capital expenditure	30,836	3,172	245,329	-	279,337
Depreciation and amortization	$58,769	$6,045	$126,033	$-	$190,847

For the nine months ended September 30, 2011	Advertising	Consulting service	E-commerce	Elimination	Total
Revenues	$849,706	$1,386,771	$1,431,179	$-	$3,667,656
Gross profit	257,224	1,223,371	1,287,466	-	2,768,061
Net (loss) income	(867,373)	457,321	1,105,978	-	695,926
Total assets as of September 30, 2011	999,041	1,898,178	432,918	-	3,330,137
Capital expenditure	61,520	116,888	26,658	-	205,066
Depreciation and amortization	$28,595	$54,331	$12,391	$-	$95,317

A reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Nine months ended September 30,
	2012	2011
Total net (loss) income for reportable segments	$(730,853)	$695,926

Unallocated amounts relating to corporate operations
Professional fees	(178,243)	(565,294)
Others	(107,770)	(12,727)
Total (loss) income	$(1,016,866)	$117,905

NOTE 10	STOCKHOLDERS’ EQUITY

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

As of September 30, 2012 and December 31, 2011, Guangdong Xingbang appropriated $72,493 and $72,493 respectively to the relevant reserves based on its net income in accordance with the laws and regulations of the PRC.

NOTE 11	COMMITMENTS AND CONTINGENCIES

(a)           Defined contribution retirement plans

The full time employees of Guangdong Xingbang are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. Guangdong Xingbang is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the three months ended September 30, 2012 and 2011 were $20,258 and $48,410 respectively. The total provision and contributions made for such employee benefits for the nine months ended September 30, 2012 and 2011 were $75,567 and $82,495 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(b)           Rental leases commitment

Guangdong Xingbang leases office premises from two stockholders under an operating lease at a monthly rental of $13,013 which expires on December 31, 2012.

Xinyu Xingbang leases office premises from Xinyu Xingbang Industry Co., Ltd under an operating lease at a monthly rental of $2,705 which expires on June 30, 2015. The Chief Executive Officer of the Company Mr. Xiaohong Yao (“Mr. Yao”) and his spouse own 90% and 10% respectively of the registered capital of Xinyu Xingbang Industry Co., Ltd.

As of September 30, 2012, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:

Three months ending December 31, 2012	$47,153
Fiscal years ending December 31,
2012	47,153
2013	32,460
2014	32,460
2015	16,230
Thereafter	-
Total	$128,303

NOTE 12	RELATED PARTY TRANSACTIONS

In June 2012, Xinyu Xingbang entered into an operating lease agreement with Xinyu Xingbang Industry Co., Ltd at a monthly rental of $2,705 which starts on July 1, 2012 and expires on June 30, 2015.  Mr. Yao and his spouse own 90% and 10% respectively of the registered capital of Xinyu Xingbang Industry Co., Ltd.

As of September 30, 2012 and December 31, 2011, two related companies owed $0 and $3,561 respectively to the Company which is interest free, unsecured and repayable on demand.

As of September 30, 2012 and December 31, 2011, the Company owed $10,175 and $10,161 respectively to a related company which is interest free, unsecured and repayable on demand.

As of September 30, 2012 and December 31, 2011, the Company owed $1,591,140 and $0 respectively to Mr. Yao.  The loan is interest free and unsecured. The loan was entered into on June 19, 2012 and is due and payable on June 18, 2013.

For the three months ended September 30, 2012 and 2011, the Company paid two stockholders $38,626 and $38,241 for lease of office premises.

For the nine months ended September 30, 2012 and 2011, the Company paid two stockholders $116,263 and $113,295 for lease of office premises.

NOTE 13	CONCENTRATIONS AND CREDIT RISKS

As of September 30, 2012 and December 31, 2011, all of the Company’s assets were located in the PRC and Hong Kong and all of the Company’s revenues were derived from customers located in the PRC.

Details of the suppliers accounting for 10% or more of the Company’s purchases are as follows:

	Supplier A	Supplier B	Supplier C
For the three months ended
September 30, 2012	48%	52%	-
September 30, 2011	36%	53%	11%

	Supplier A	Supplier B	Supplier C
For the nine months ended
September 30, 2012	76%	12%	-
September 30, 2011	60%	36%	-

As of September 30, 2012 and December 31, 2011, the accounts payable for these suppliers were $1,948 and $19,670 respectively.

Details of the customers accounting for 10% or more of the Company’s sales are as follows:

Customer A
For the three months ended
September 30, 2012	43%

Customer A
For the nine months ended
September 30, 2012	33%

No single customer accounted for more than 10% of the turnover for the three and nine months ended September 30, 2011.

As of September 30, 2012 and December 31, 2011, the accounts receivable from these customers were $119,336 and $0 respectively

Details of the customers accounting for 10% or more of the Company’s accounts receivable are as follows:

	Customer A	Customer B
As of
September 30, 2012	45%	24%
December 31, 2011	-	11%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition should be read together with our condensed group financial statements and the notes thereto and other financial information, which are included elsewhere in our annual report on Form 10-K for fiscal year ended December 31, 2011.. Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In addition, our financial statements and the financial information included in this report reflect our organization transactions and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

This section contains forward-looking statements. These forward-looking statements are subject to various factors, risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Further, as a result of these factors, risks and uncertainties, the forward-looking events may not occur. Relevant factors, risks and uncertainties include, but are not limited to, those discussed in “Item 1. Business,” “Item 1A. Risk Factors” and elsewhere in our annual report on Form 10-K for fiscal year ended December 31, 2011. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s beliefs and opinions as of the date ofthis report. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. See “Forward-Looking Statements.”

Overview and Strategy

In this Quarterly Report on Form 10-Q, unless the context requires or is otherwise specified, references to the “Company,” “we,” “us,” “our” and similar expressions include the following entities (as defined herein):

(i)            China Xingbang Industry Group Inc., a Nevada corporation (“China Xingbang”);

(ii)           Xing Bang Industry Group Limited, a British Virgin Islands company and a wholly-owned subsidiary of the Registrant (“ Xingbang BVI ”);

(iii)          China Group Purchase Alliance Limited, a Hong Kong company and a wholly-owned subsidiary of Xingbang BVI (“ Xingbang HK ”);

(iv)          Guangzhou Xingbang Information Consulting Co., Ltd., a wholly foreign-owned enterprise, or the “ WFOE ”, formed in the People’s Republic of China (“ PRC ”) and a wholly-owned subsidiary of Xingbang HK;

(v)           Guangdong Xingbang Industry Information & Media Co. Ltd., our principal operating subsidiary, which is a Chinese variable interest entity that the WFOE controls through certain contractual arrangements (“ Guangdong Xingbang ”); and

(vi)          Xinyu Xingbang Information Industry Co., Ltd., an entity incorporated in the PRC which the WFOE and Guangdong Xingbang each owns 50% of its equity interest, (“ Xinyu Xingbang”). After Xinyu Xingbang obtains the operating ICP license, Xinyu Xingbang will continue the business of Guangdong Xingbang.

Through our wholly owned subsidiaries, Xingbang BVI and Xingbang HK, we own the WFOE, which controls Guangdong Xingbang, a variable interest entity (“VIE”), through a series of variable interest entity, or VIE contractual arrangements.  Guangdong Xingbang is currently our sole source of income and operations.  A summary of our business is described below.

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

We also decided to develop membership of decoration technicians as shopping guides to help increase sales volume on the ju51 Mall. To promptly develop membership of decoration technicians and better organize and manage them, we will develop decoration companies to be our technical service stations. In principle, we only develop a technical service station within a county or a district of a city to protect their economic interests. Technical service stations will earn commissions, paid by flagship stores, based on a percentage of the sales in the geographical area they are franchised to cover. A decoration technician will also earn commissions, paid by flagship stores, based on a percentage of the amount he/she sells as a shopping guide. Flagship stores are set up by the manufacturers in the online mall where they showcase and sell their products, list prices for products and process orders placed online by consumers. Customers, who input the membership number of the decoration technician when they place orders, will enjoy membership price lower than the direct sale price listed on the ju51 Mall. To help consumers learn more about or check the personal information of decoration technicians, we founded a web portal of China Decoration Technician the web address is http://www.zgzxjg.com in November 2011.This website is owned by the Company and the development cost of the website is expensed as incurred.

During the second quarter of 2012, we combined our two newspapers, “China Ceramics Weekly” and “ Guzhen Lighting Weekly”, and changed the name to “Industry Economy Remark”

As of February 14, 2012, the board of directors exempted distributors from paying service charges from October 2011 to June 2012, considering that the distributors have undergone loss resulting from low sales volume on the ju51 Mall, and in order to maintain a good and sustainable cooperation relationship with them, and also authorized Mr. Yao, the Chairman, Chief Executive Officer and President, to exempt distributors from paying service charges, direct sale stores (later rebranded as technical service stations) from paying license fees. Accordingly, we do not expect revenues to be generated from service charges until the first quarter of 2013 at the earliest.

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

During the nine months ended September 30, 2012, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations — Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011.

The following table presents, for the three months indicated, our condensed statements of operations information.

	Three months ended September 30,
	2012	2011
	Consolidated	Combined
REVENUE
Advertising	$112,059	$287,059
Consulting service	144,398	317,901
E-commerce	-	1,431,179
Total revenue	256,457	2,036,139

COST OF REVENUE
Advertising	(15,026)	208,540
Consulting service	17,047	22,049
E-commerce	72,235	143,713
Total cost of revenue	74,256	374,302

GROSS PROFIT	182,201	1,661,837

OPERATING EXPENSES
Selling expenses	188,918	394,908
General & Administrative expenses	181,667	382,256
Depreciation and amortization	24,891	29,705
Loss on disposal of property and equipment	4	4,305
Total Operating Expenses, net	395,480	811,174

NET (LOSS) INCOME FROM OPERATIONS	(213,279)	850,663

OTHER INCOME (EXPENSES), NET
Interest income	1,923	997
Interest expenses	-	-
Other income	650	923
Other expenses	(988)	(5,661)
Total Other Income (Expenses), net	1,585	(3,741)

NET (LOSS) INCOME BEFORE TAXES	(211,694)	846,922

Income tax expenses	(69,941)	(199,690)

NET (LOSS) INCOME	(281,635)	647,232

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	4,633	31,130

TOTAL COMPREHENSIVE(LOSS) INCOME	$(277,002)	$678,362

Net (loss) earnings per share
- basic and diluted	$(0.00)	$0.01

Weighted average number of shares
outstanding during the period
- basic and diluted	81,244,000	80,148,739

Revenue

During the three months ended September 30, 2012, we had total revenue of $256,457, a decrease of 87.40% compared to the same period in 2011. Of this, $112,059 was attributable to revenue generated from advertising, $144,398 was attributable to consulting services rendered, and $0 was contributed by e-commerce. During the three months ended September 30, 2011, total revenue was $2,036,139. Of this, $287,059 was attributable to revenue generated from advertising, $317,901 was attributable to consulting services rendered, and $1,431,179 was from e-commerce. The decrease of $1,779,682 was mainly due to decrease in e-commerce revenue as a result of our plan to revamp our e-commerce business model. The Company waived the fee for the use of the platform since October 1, 2011 by the channel service providers so as to compensate for loss incurred by the channel service providers when the platform was suspended during the prior period. The decrease was also due to decreases in advertising and consulting revenue as a result of our focused effort on revamping our e-commerce business as well as the slowdown of the real estate market in China since 2011.

Cost of revenue

Cost of revenue is comprised of printing cost, editorial fee, agent fee, salaries of consulting service providers, amortization of website development costs, salaries of website administrators and business tax relating to advertising, services rendered and e-commerce.

Cost of revenue for the three months ended September 30, 2012 was $74,256, compared to $374,302 for the three months ended September 30, 2011, a decrease of $300,046, or approximately 80.16%. The decrease was due to the approximate 107.21% decrease in the cost of advertising revenue, which was $223,566, the approximately 22.69% decrease in the cost of consulting revenue, which was $5,002 and the decrease in the cost of e-commerce, which was $71,478. The reason for the decrease was the decrease in agent fees, salaries of consulting service providers and business tax relating to advertising and consulting service rendered.

Gross profit

Gross profit was $182,201 for the three months ended September 30, 2012, a decrease of $1,479,636, or approximately 89.04%, compared to gross profit of $1,661,837 from the same period prior year. The decrease was mainly due to the decrease in e-commerce revenue.

Operating expenses

Operating expenses consist of selling, general and administrative expenses, depreciation and amortization and loss on disposal of property and equipment.

Operating expenses for the three months ended September 30, 2012 were $395,480, mainly composed of $370,585 in selling, general and administrative expense and $24,891 in depreciation and amortization. Operating expenses for the three months ended September 30, 2011 were $811,174, mainly composed of $777,164 in selling, general and administrative expenses and $29,705 in depreciation and amortization. The decrease in operating expenses from the quarter ended September 30, 2011 to the quarter ended September 30, 2012 was $415,694, or approximately 51.25%. The decrease was mainly due to the decrease in selling, general and administrative expenses. The reason for the decrease was due to the decrease in wages and salaries as we focused on restructuring the business.

Other income (expenses), net

Other income (expenses), net, consists mainly of net of interest income, interest expenses, other income, and other expenses.

Other income, net, for the three months ended September 30, 2012 was $1,585 and other expenses, net were $3,741 for the three months ended September 30, 2011, an increase of $5,326, or approximately 142.37%. The increase in other income, net, was primarily attributable to the increase in interest income, which was $926, or 92.88% and the decrease in other expenses, which was $4,673, or approximately 82.55%.

Income tax expenses

Income tax expenses were $69,941 for the three months ended September 30, 2012, as compared to income tax expense $199,690 for the three months ended September 30, 2011. The decrease in income tax expenses was mainly attributable to the continuous loss for the past period. Our effective income tax rate was approximately 33% and 24% respectively for the three months ended September 30, 2012 and 2011, because we are qualified as a “New or High Technology Enterprise” under PRC laws, which is subject to review every year.

Net (Loss) Income

Net loss was $281,635 and net income was $647,232 for the three months ended September 30, 2012 and 2011, respectively. The decrease mainly was the result of a decrease in e-commerce revenue as we continued to restructure our business and revamp our e-commerce business model.

Comprehensive (loss) income

Comprehensive loss was $277,002 for the three months ended September 30, 2012. Comprehensive income was $678,362 for the three months ended September 30, 2011. The change was caused by the increase of net loss in 2012. The change of foreign currency translation gains was primarily caused by the fluctuation in the RMB to U.S. dollar exchange rate in 2012 compared to 2011.

Results of Operations — Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011.

The following table presents, for the nine months indicated, our condensed statements of operations information.

	Nine months ended September 30,
	2012	2011
	Consolidated	Combined
REVENUE
Advertising	$460,184	$849,706
Consulting service	395,132	1,386,771
E-commerce	-	1,431,179
Total revenue	855,316	3,667,656

COST OF REVENUE
Advertising	146,482	592,482
Consulting service	52,203	163,400
E-commerce	293,209	143,713
Total cost of revenue	491,894	899,595

GROSS PROFIT	363,422	2,768,061

OPERATING EXPENSES
Selling expenses	806,841	1,455,826
General & Administrative expenses	556,498	917,910
Depreciation and amortization	76,053	95,317
(Gain) Loss on disposal of property and equipment	(2,292)	5,751
Total Operating Expenses, net	1,437,100	2,474,804

NET (LOSS) INCOME FROM OPERATIONS	(1,073,678)	293,257

OTHER INCOME (EXPENSES), NET
Interest income	4,059	2,523
Interest expenses	-	(6,293)
Other income	819	2,605
Other expenses	(2,654)	(10,730)
Total Other Income (Expenses), net	2,224	(11,895)

NET (LOSS) INCOME BEFORE TAXES	(1,071,454)	281,362

Income tax benefit (expenses)	54,588	(163,457)

NET (LOSS) INCOME	(1,016,866)	117,905

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss) gain	(5,390)	46,971

TOTAL COMPREHENSIVE(LOSS) INCOME	$(1,022,256)	$164,876

Net (loss) earnings per share
- basic and- basic and diluted	$(0.01)	$0.00

Weighted average number of shares
outstanding during the period
- basic and diluted	81,244,000	80,040,641

Revenue

During the nine months ended September 30, 2012, we had total revenue of $855,316. Of this, $460,184 was attributable to revenue generated from advertising, $395,132 was attributable to consulting services rendered, and $0 was contributed by e-commerce. During the nine months ended September 30, 2011, total revenue was $3,667,656. Of this, $849,706 was attributable to revenue generated from advertising, $1,386,771 was attributable to consulting services rendered, and $1,431,179 was from e-commerce. The decrease of $2,812,340 or approximately 76.68% was mainly due to a decrease in e-commerce revenue as a result of our plan to revamp our e-commerce business model. The Company waived the fee for the use of the platform since October 1, 2011 by the channel service providers so as to compensate for loss incurred by the channel service providers when the platform was suspended during the prior period. The decrease was also due to decreases in advertising and consulting revenue as a result of our focused effort on revamping our e-commerce business as well as the slowdown of the real estate market in China since 2011.

Cost of revenue

Cost of revenue is comprised of printing cost, editorial fee, agent fee, salaries of consulting service providers, amortization of website development costs, salaries of website administrators and business tax relating to advertising, services rendered and e-commerce.

Cost of revenue for the nine months ended September 30, 2012 was $491,894, compared to $899,595 for the nine months ended September 30, 2011, a decrease of $407,701, or approximately 45.32%. The decrease was due to the approximate 75.28% decrease in the cost of advertising revenue, the approximate 68.05% decrease in the cost of consulting revenue and the increase in the cost of e-commerce, which was $149,496. The reason for the decrease of cost of advertising and consulting was the decrease in agent fee, salaries of consulting service providers and business tax relating to advertising and consulting services rendered. The reason for the increased cost of e-commerce was due to the expenses related to the development of the ju51 Mall website, the platform of our e-commerce business.

Gross profit

Gross profit was $363,422 for the nine months ended September 30, 2012, a decrease of $2,404,639, or approximately 86.87%, compared to gross profit of $2,768,061 from the same period of the prior year. The reason for the decrease was mainly due to the decrease in advertising revenue, consulting revenue and e-commerce revenue.

Operating expenses

Operating expenses consist of selling, general and administrative expenses, depreciation and amortization and gain/loss on disposal of property and equipment.

Operating expenses for the nine months ended September 30, 2012 were $1,437,100, mainly composed of $1,363,339 in selling, general and administrative expenses, and $76,053 in depreciation and amortization. Operating expenses for the nine months ended September 30, 2011 were $2,474,804, mainly composed of $2,373,736 in selling, general and administrative expenses, and $95,317 in depreciation and amortization. The decrease in operating expenses from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 was $1,037,704, or approximately 41.93%. Of this, selling, general and administrative expenses decreased by $1,010,397, or approximately 42.57%, and depreciation and amortization decreased by $19,264, or approximately 20.21%. The reason for the decrease in the selling, general and administrative expenses was due to the decrease in wages and salaries as we focused on restructuring the business.

Other income (expenses), net

Other income (expenses), net, consists mainly of net of interest income, interest expenses, other income, and other expenses.

Other income, net, for the nine months ended September 30, 2012 was $2,224 and other expenses, net were $11,895 for the nine months ended September 30, 2011, an increase of $14,119, or approximately 118.70%. The increase in other income, net was primarily attributable to the increase in interest income, which was $1,536, or 60.88%, the decrease in other expenses, which was $8,076, or approximately 75.27% and the decrease in interest expense which was $6,293, or 100%.

Income tax benefit (expenses)

Income tax benefit was $54,588 for the nine months ended September 30, 2012, as compared to income tax expense of $163,457 for the nine months ended September 30, 2011. The increase in income tax benefit was mainly attributable to the continuous loss for the past periods. Our effective income tax rate was approximately 5% and 58% respectively for the nine months ended September 30, 2012 and 2011, because we are qualified as a “New or High Technology Enterprise” under PRC laws, which is subject to review every year.

Net (Loss) Income

Net loss was $1,016,886 and net income was $117,905 for the nine months ended September 30, 2012 and 2011, respectively. The decrease mainly was the result of a decrease in revenue across all business lines and our continued efforts to develop our e-commerce platform as part of our plans to revamp the e-commerce business.

Comprehensive (loss) income

Comprehensive loss was $1,022,256 for the nine months ended September 30, 2012. Comprehensive income was $164,876 for the nine months ended September 30, 2011. The change was caused by the increase of net loss in 2012. The change of foreign currency translation gains was primarily caused by the fluctuation in the RMB to U.S. dollar exchange rate in 2012 compared to 2011.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on hand and demand deposits at a bank. We had $1,472,305 and $199,188 of cash and cash equivalents on hand as of September 30, 2012 and December 31, 2011, respectively. There was an increase of $1,273,117 in our cash and cash equivalents from December 31, 2011 to September 30, 2012.

The increase in our cash and cash equivalents from December 31, 2011 to September 30, 2012 was largely attributable to an increase in net cash provided by financing activities, which was $1,579,307, on a period-to-period basis. The increase in cash provided by financing activities was largely caused by the increase of advances from Mr. Yao, our Chairman, President and CEO. Such advances of $1,579,579 represent funds borrowed from Mr. Yao to invest in Xinyu Xingbang. The loan is interest free and unsecured. The loan was made on June 19, 2012 and is due and payable on June 18, 2013.

We require cash for working capital, capital expenditures, repayment of debt, salaries, commissions and related benefits and other operating expenses and income taxes. We expect that our working capital needs will increase for the foreseeable future, as we continue to develop and grow our business. See “Business — General in our 10-K filed with the SEC on March 26, 2012.”

The following table summarizes our cash flows for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30,
	2012	2011
Net cash used in operating activities	$(33,798)	$(843,749)
Net cash (used in) provided by investing activities	$(272,113)	$1,044,048
Net cash provided by financing activities	$1,579,307	$32,202

Net Cash Used in Operating Activities. Net cash used in operating activities was $33,798 and $843,749 for the nine months ended September 30, 2012 and 2011, respectively. The most significant items affecting the comparison of our operating cash flow for the nine months ended September 30, 2012 and 2011 are summarized below:

●
Increase in cash loss from operations - Our net loss from operations, excluding depreciation, amortization and (gain) loss on disposal of property and equipment, increased by $604,386 on a period-to-period basis, from cash income of $223,925 for the nine months ended September 30, 2011 to cash loss of $828,311 for the nine months ended September 30, 2012, which negatively impacted our cash flows from operations. The increase in cash loss from operations was due to the decrease of revenue in the first three quarters in 2012 from the same period last year.

●
Decrease in deferred revenue - Deferred revenue decreased by $241,941 for the first three quarters of 2012, while they decreased by $117,377 for the same period in 2011. The reason for the change was that we entered into less advertising and consulting contracts.

●
Decrease in accounts receivable –Accounts receivable decreased by $1,266,107 for the first three quarters in 2012, while they increased by $1,389,245 for the same period in 2011. The reason for the decrease was that we collected service charges in the first three quarters of 2012 payable by the channel service providers.

Net Cash Used in Investing Activities. Our investing activities for the nine months ended September 30, 2012 and 2011 used cash of $272,113 and provided cash of $1,044,048, respectively. The increase in cash used in investing activities was largely caused by the decrease of cash inflow of $1,153,509 due to the repayment of other payables due to us from related companies.

Net Cash Provided by Financing Activities. Our financing activities for the nine months ended September 30, 2012 and 2011 provided cash of $1,579,307 and $32,202, respectively. The increase in cash provided by financing activities was largely caused by the increase of advances from Mr. Yao, our Chairman, President and CEO. Such advances of $1,579,579 represent funds borrowed from Mr. Yao to invest in Xinyu Xingbang. The loan is interest free and unsecured. The loan was made on June 19, 2012 and is due and payable on June 18, 2013.

Guangdong Xingbang borrows funds from Mr. Yao from time to time when it is short of cash for operations. As of September 30, 2012 and December 31, 2011, the Company owed $1,591,140 and $0 respectively to Mr. Yao.  The loan is interest free and unsecured. The loan was entered into on June 19, 2012 and is due and payable on June 18, 2013.

Capital Resources

We had negative working capital of $522,469 as of September 30, 2012 and positive working capital of $577,993 as of December 31, 2011, respectively. The reason for the decrease from December 31, 2011 to September 30, 2012 was primarily due to the decrease in accounts receivable and increase in amount due to a director.

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

Nonetheless, our liquidity and capital position could be adversely affected by:

●	loss of revenue from advertising and consulting services;

●	continued failure to generate revenue in the e-Commerce business;

●	any change of policy on accounts receivable;

●	the enactment of new laws and regulations;

●	our inability to grow our business as we anticipate by expanding our revamped e-commerce business;

●	any other changes in the cost structure of our underlying business model; and

●	any of the other risks and uncertainties described in “Item 1A. Risk Factors,” and in our annual report on Form 10-K for the fiscal year ended December 31, 2011.

Debt Obligations

The following is a summary of amounts outstanding under our debt obligations as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012	As of December 31, 2011
Due to a related company	10,175	10,161
Due to a director	1,591,140	-
Accounts payable	32,035	19,670
Total debt	1,633,350	29,831

Due to a related company or party

As of September 30, 2012 and December 31, 2011, Guangdong Xingbang owed Zhongshan Xingbang Purchase & Exhibition Service Co., Ltd (“Zhongshan Xingbang”) $10,175 and $10,161, respectively under an unsecured, interest-free, demand loan.   Zhongshan Xingbang is an entity controlled by Mr. Yao, our Chairman of the Board, Chief Executive Officer and President.

As of September 30, 2012 and December 31, 2011, the Company owed $1,591,140 and $0 respectively to Mr. Yao.  The loan is interest free and unsecured. The loan was entered into on June 19, 2012 and is due and payable on June 18, 2013.

Accounts payable

As of September 30, 2012 and December 31, 2011, Guangdong Xingbang owed the printing company which prints its newspaper, $32,035 and $19,670, respectively.

Off-Balance Sheet Arrangements

On February 14, 2012, the board of directors resolved to exempt distributors from paying service charges from October 2011 to June 2012 and to authorize Mr. Yao, the Chairman, CEO and President, to exempt distributors from paying service charges, and brick-and-mortar stores or decoration companies from paying franchise fees. As of September 30, 2012 and December 31, 2011, we did not have any off-balance sheet obligations involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations. All of our obligations with respect to Guangdong Xingbang have been presented on our condensed consolidated balance sheets as of each such date.

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

Evaluation of Disclosure Controls and Procedures.

The Company’s management, including our Chief Executive Officer and interim Chief Financial Officer, reassessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012 and has subsequently determined that our disclosure controls and procedures were not effective as of September 30, 2012 due to certain material weaknesses including (i) lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements; and (ii) lack of standard charter of accounts and written accounting manual and closing procedures to facilitate preparation of financial statements under U.S. GAAP for financial reporting processes.  As a result of such material weaknesses, our disclosure controls and procedures were not effective. Our management has worked, and will continue to work to remedy the above material weaknesses in our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first three quarters of 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except as disclosed above.

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

There have not been any material changes to the risk factors that were included in our From 10-K for fiscal year ended December 31, 2011, filed with the SEC on March 26, 2012 except for addition of the following risk factor:

Our business depends on a few key customers for a significant portion of our sales and our operations depends on some key suppliers. A significant adverse change in a customer or supplier relationship or in a customer’s or supplier's performance or financial position could harm our business and financial condition.

For the nine month period ended September 30, 2012, our largest customer represented approximately 33% of our total sales ,  although for the year ended December 31, 2011, no customer accounted  for more than 10% of our total revenue. A decision by this customer, whether motivated by competitive considerations, strategic shifts, financial requirements or difficulties, economic conditions or otherwise, to decrease its purchases from us or to change its manner of doing business with us, could adversely affect our business and financial condition. Our contract with this customer expires on February 28, 2013, according to which we provide consulting services to it. Even though we believe we will be able to replace this customer if we lose it in the next 12 months, such loss could have a material adverse effect on our earnings, financial condition and future growth prospects.

For the nine months ended September 30, 2012, we are entirely dependent on two suppliers to print our newspaper, . Although we will be able to replace these suppliers if we lose them in the next 12 months since no unique printing technology is required, loss of either of these suppliers may force us to search for appropriate printing suppliers and thus could adversely affect our business and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no issuances of our equity securities during the quarter ended September 30, 2012.

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

China Xingbang Industry Group Inc.

Date: November 14, 2012	By:	/s/ Xiaohong Yao
Xiaohong Yao, Chairman, President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Haigang Song
Haigang Song, Chief Financial Officer (principal financial and accounting officer)