Form 10-K
period 2012-12-31
China Xingbang Industry Group Inc.
filed 2013-04-01
CIK 1521222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
No.6-20 Jinsui Rd.,
Tianhe District, Guangzhou,
Guangdong Province, P.R.C.
            (Address of Principal Executive Offices, Including Zip Code)

Registrant’s telephone number: 20-38296988  20-38296977

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 29, 2012, the last business day of the second fiscal quarter, was approximately $10 million based on the closing price of $0.36 for the registrant’s common stock as reported on the OTC QB.

There were a total of 81,244,000 shares of the registrant’s common stock outstanding as of April 1, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2012

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

(v) Guangdong Xingbang Industry Information & Media Co. Ltd., our principal operating subsidiary, which is a Chinese variable interest entity that the WFOE controls through certain contractual arrangements (“Guangdong Xingbang”); and

(vi) Xinyu Xingbang Information Industry Co., Ltd., an entity incorporated in the PRC in which the WFOE and Guangdong Xingbang each own a 50% equity interest (“ Xinyu Xingbang”).

PART I

ITEM 1. BUSINESS

General

We are a Nevada holding company which, through our wholly owned subsidiaries Xingbang BVI and Xingbang HK, owns the WFOE, which controls Guangdong Xingbang, a variable interest entity, through a series of VIE contractual arrangements. Guangdong Xingbang and the WFOE each invested $787,030 (RMB 5,000,000) in Xinyu Xingbang and each owns 50% of the equity interest of Xinyu Xingbang. Guangdong Xingbang, which was founded in January 2005, and Xinyu Xingbang, which was founded in June 2012, are our only operating entities.

Based in the city of Guangzhou, Guangdong Province, China (the “PRC”), Guangdong Xingbang is a company principally engaged in the operation of a business to business to customer (“B2B2C”) e-commerce platform in the PRC, and the provision of marketing consultancy services and advertisements to manufacturers, distributors and other businesses in the lighting, ceramics and other home furnishings industry in the PRC, as well as consulting services to local governments in the PRC. B2B2C e-commerce platform is our core business, while marketing consultancy services and advertisements are only supplements and promotion to our core business.

During the second quarter of 2012, management decided to move our operations to Xinyu Xingbang, an entity established in June 2012 which Guangdong Xingbang and the WFOE each own a 50% equity interest. Management believes it is important to have brick and mortar show rooms to present the products on sale in the ju51 Online Mall. The leasing costs in Xinyu, Jiangxi province where Xinyu Xingbang is located, are significantly lower than those in Guangzhou Guangdong province where Guangdong Xingbang is located. Moreover, we also receive stronger government supports in Xinyu.

We generated revenue of $0.63 million and $4.61 million for our fiscal year ended 2012 and 2011 respectively representing a decrease of 86.43%. We had three major revenue streams, providing e-commerce related services, advertising in our newspaper and providing consulting services. Our revenue from providing e-commerce related services was $0 and $1.44 million in 2012 and 2011 respectively. Our advertising revenue was $0.39 million and $1.39 million in 2012 and 2011 respectively, representing a decrease of 71.90%. Our revenue from consulting services was $0.24 million and $1.78 million in 2012 and 2011 respectively, representing a decrease of approximately 86.78%. The substantial decrease in our total revenue is due to decreases in advertising and consulting revenue as a result of the change of our business model to focus on revamping our e-commerce business as well as the slowdown of the real estate market in China since 2011. We did not generate any revenue from the e-commerce business due to change of our strategy as discussed in detail below.

Business Strategy

We made a significant shift of our business model in 2010, from being a print media based advertising operator and consulting services provider to an operator of a B2B2C e-commerce platform in the home furnishing industry, while maintaining advertising and consulting services as a supplement and promotion to our B2B2C e-commerce platform. We have three components to our strategy:

●
Building a B2B2C e-commerce platform, called ju51 Online Shopping Mall (“ju51 Online Mall” or “ju51 Mall”), to be an e-commerce platform with an opportunity to make a significant revenue contribution to our whole business;

●
Promoting the development of the ju51 Mall by strengthening our position in print media in the lighting and ceramics sectors, which will provide a platform to drive advertising revenue on the ju51 Online Mall. We will continue providing print media based advertising and consulting services and we expect that the new e-commerce business will promote online advertising in the ju51 Mall and consulting services;

●
Phasing in other home furnishing sectors, including bathroom supplies, hardware, home textiles, closets, tiles and floor, doors and windows, furniture, home appliances, interior painting and home décor by having dedicated newspaper and dedicated market places in the ju51 Online Mall. In addition, we plan to develop distinct newspaper for each of these sectors, as well as have a distinct “market place” or “channel” for each such sector in the ju51 Mall.

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

●
Equity Interest Pledge Agreement. As of May 13, 2011 the WFOE and the Guangdong Xingbang Shareholders entered into Equity Interest Pledge Agreements, pursuant to which each shareholder pledges all of his shares of Guangdong Xingbang to the WFOE in order to guarantee cash-flow payments under the Consulting Services Agreement. The Equity Pledge Agreement further entitles the WFOE to collect dividends from Guangdong Xingbang during the term of the pledge.  The Equity Pledge Agreement is effective for the maximum period of time permitted by Chinese law, which is currently 20 years. In the event Guangdong Xingbang fails to cure a material breach, the WFOE may, among other remedies available, terminate this agreement.

●
Consulting Service Agreement. As of May 13, 2011 Guangdong Xingbang and the WFOE entered into a Consulting Services Agreement which provides that the WFOE will be the exclusive provider of consulting and management services to Guangdong Xingbang and Guangdong Xingbang will pay all of its net income to the WFOE quarterly for such services.  Any such payment from the WFOE to the Company needs to comply with applicable Chinese laws affecting payments from Chinese companies to non-Chinese companies.  See “Risk Factors – Risks Associated With Doing Business in China.”  The Consulting Services Agreement is effective until it is terminated by either party in the event the other party becomes bankrupt or insolvent, if the WFOE ceases operations, or if circumstances arise which materially and adversely affect the performance or the objectives of the agreement. The WFOE may also terminate such agreement with or without cause.

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

Xinyu Xingbang was incorporated in the PRC in June 2012 for the purpose of continuing the business of Guangdong Xingbang as Guangdong Xingbang winds down its operations. Pursuant to the Articles of Associations of Xinyu Xingbang, Guangdong Xingbang and the WFOE each invested $787,030 (RMB 5,000,000) in Xinyu Xingbang and each owns 50% of the equity interest of Xinyu Xingbang. Under the Xinyu Xingbang Articles of Association, the WFOE is entitled to appoint the sole director and all members of the management team of Xinyu Xingbang and the WFOE is entitled to receive 99.99% of Xinyu Xingbang’s net profit. Based on the relevant PRC regulations, an Internet Content Provider license, or ICP license, issued by the Chinese Ministry of Industry and Information Technology, is required for Xinyu Xingbang to conduct business as currently contemplated.  In order to be granted the ICP license, foreign investor’s ownership of Xinyu Xingbang cannot exceed 50%. Xinyu Xingbang obtained its ICP license in February 2013. Guangdong Xingbang will gradually wind down its operations and Xinyu Xingbang will carry out Guangdong Xingbang’s business except that Guangdong Xingbang will fulfill its contractual obligations under the existing customer contracts. Guangdong Xingbang will grant an exclusive license to Xinyu Xingbang to permit Xinyu Xingbang to use the trade mark, domain names, intellectual property rights and any know-how Guangdong Xingbang owns. Guangdong Xingbang will also assign the management right and right to receive revenue from the ju51 Mall and our newspaper publication, called Industry Economy Review, to Xinyu Xingbang. Guangdong Xingbang will continue its corporate existence to hold the equity interest in Xinyu Xingbang.

Products and Services

 e-Commerce platform services through  ju51 Online Mall

We intend to provide an extensive e-commerce platform to provide value added services to manufacturers, distributors, retailers, decoration companies, and decoration technicians in the home furnishing industry while serving consumers through the ju51 Mall. “ju51” sounds similar to the Chinese words of “ju wu you,” which means “worry-free living” in Mandarin. When fully constructed, the ju51 Mall is expected to have ten marketplaces targeting ten sectors in the home furnishing industry, including light and lighting, bath and kitchen supplies, hardware, home textiles, residential furniture, office furniture, tiles, floor, doors and windows, home appliances,  interior painting and home décor and security monitoring system. Since its launch in August 2011, we explored different business strategies to maximize revenue generation through the ju51 Mall.

In the ju51 Mall, the manufacturers open flagship stores where they showcase and sell their products, list prices for products and process orders placed online by consumers. We also have technical service stations (previously named “direct sales stores” prior to February 2012) on our ju51Mall, which are primarily operated by brick-and-mortar retailers and decoration companies which have physical stores. A technical service station acts as a shopping guide and provides product support and services. When a consumer places orders online directly with flagship stores, the technical service station located closest to the consumer will receive the order simultaneously and provide product support and services, such as returns, exchanges, refunds and installation, through its own brick-and-mortar store. The reason for having technical service stations as shopping guides is to address the Chinese consumers’ concern about return or exchange of products ordered online. Generally we only develop one technical service station within a county or a district of a city to protect their economic interest. We previously intended to have the distributor develop such technical service stations as well as deliver products from manufacturers to technical service stations. However, in the first and second quarter of 2012, we found that many distributors failed to meet the agreed operating goals.  As a result, in June 2012, we terminated all our contracts with the distributors.  We currently intend to have the technical service stations act as distributors and promote our services in local markets.  Customers may avoid paying the shipping fees by picking up the product at a local technical service station. In addition to technical service stations, we also intend to have decoration technicians to act as shopping guides to help increase sales volume in the ju51 Mall.   Xinyu Zhongxing Decoration Technicians Network Company Limited, a related party that is 80% owned by Mr. Xiaohong Yao, our Chairman of the Board, CEO and President and 20% owned by his wife, founded a web portal named China Decoration Technician at http://www.zgzxjg.com, which is intended to review and certify decoration technicians. Customers placing orders through the decoration technicians will enjoy special discounts compared to the retail price listed on the ju51 Mall.  We also expect to develop different categories of memberships where the members will enjoy special discounts in order to promote sales in the ju51 Mall. Our business model is designed to make sure consumers will receive quality products and services and have a quality shopping experience at the ju51 Mall. A technical service station can earn commission as a percentage of the retail price. A decoration technician will also earn commissions, paid by flagship stores, based on a percentage of the amount he or she sells as a shopping guide. We expect the current business model will keep retail prices at the ju51 Mall at a competitive level.

We expect to generate revenue from the commission paid by the manufacturers for their flagship stores and the franchise fee paid by technical service stations. The manufacturers will pay commission to us based on a percentage of retail sales generated by the flagship store.   The technical service stations pay us an annual fixed franchise fee during the term of their franchise periods, which we refer to as on-line “leases”. We will also generate advertising revenue from the ju51 Mall. On February 14, 2012, the board of directors exempted distributors from paying service charges from October 2011 to June 2012, considering that the distributors have losses resulting from low sales volume on the ju51 Mall, and in order to maintain a good and sustainable relationship with them. The board also authorized Mr. Yao, the Chairman, CEO and President, to exempt distributors from paying service charges anddirect sale stores (later rebranded as technical service stations) from paying franchise fees based on the trade volume on the ju51 Mall. In June 2012, the Company terminated all the contracts with channel service providers, because none of the channel service providers has met the agreed goal that were once set. Management also determined that the e-commerce platform will not be put into use until it is fully developed, which is expected to be in the second quarter of year ended December 31, 2013.

Advertisements in “Industry Economy Review” and its online version at http://ju51.com/epaper/list.htm

In September 2011, we combined our two newspaper, “China Ceramics Weekly” and “Guzhen Lighting Weekly”, and changed the name to “ju51 Business Intelligence”. During the second quarter of 2012, we changed the name of “Ju51 Business Intelligence” to “Industry Economy Review”. The “Industry Economy Review” is distributed every other Friday.

“Industry Economy Review” continue to focus on home furnishing industry developments as its predecessor “China Ceramics Weekly” and “Guzhen Lighting Weekly” did. While we continue to use it as a platform to generate advertising revenue, we shifted our focus of its content with the goal to promote our ju51 Mall. Because of such shift in our strategy, the advertising revenue decreased significantly in 2012 compared to 2011.

“Industry Economy Review” is published as a supplement to “Shopping Guide”, a nationally circulated newspaper under the national Standard Serial Number of CN11-0291. Under relevant PRC news and media regulations, we are unable to obtain our own Standard Serial Number. Therefore, ever since the inception of our newspaper, we obtained authorization with the Shopping Guide Press whereby our newspaper are published as special supplements to the Shopping Guide. The authorization was given to us orally before March 2008.  In June 2012, Xinyu Xingbang entered into an Exclusive Advertising Agency Agreement with Shopping Guide where we obtained a three-year advertising agency right from Shopping Guide for the Industry Economy Review from July 2012 to June 2015. In connection with such agreement, Shopping Guide gave us authorization to use the Standard Serial Number during the same term as the Exclusive Advertising Agency Agreement.

Consulting Services

We also provide consulting services to businesses in the lighting and ceramics industries and local governments.

We assist businesses in developing their sales and marketing strategy and advise them on branding, promotion and expansion of their sales channels. We provide coverage of the client and its products in our own newspaper and our websites by providing in-depth analysis and reviews of the client’s products and services and its business image, as well as solicit broader public awareness of its brands. We do not receive fees for including this coverage on our websites. We also occasionally introduce strategic investors or acquisition targets to our business clients. The period of services vary depending on each client’s need and generally range from 8 months to 14 months. We charge client service fees ranging from RMB 6,000 (approximately USD $950) to RMB 300,000 (approximately USD $48,000) per year for each agreement. The client pays the full service fee upon execution of the agreement. So far, we have provided such consulting services to approximately 100 clients.

We also assist local governments, most of which are fourth tier towns or cities, to market and promote local businesses in the home furnishing or other industries, help local businesses with branding, develop its industrial focus, design industrial strategies, and provide training to local officials to help attract local businesses and regulate business behaviors. Specifically, we establish local business databases for local government clients, cover the government’s local businesses and investment environment in our print and online media, arrange for potential investor and business partner tours in the town or city and coordinate special forums or trade fairs in the city or town.  We enter into annual cooperation agreements with these governments on our standard form contract. During 2012, we entered into one agreement with the Government of Nankang, Jiangxi Province. The Nankang government paid consulting fees of RMB1,000,000 (approximately USD $160,000).  The local government clients pay the full amount upon execution of the agreement.  So far, we have provided consulting services to 8 local government clients, including Guzhen in Guangdong province, Ziyang in Sichuan province, Yunxiao in Fujian province and Nankang in Jiangxi Province.

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

As for our e-commerce related services, our competitors may include: (1) other B2C e-commerce companies, such as Qijia Net, Liba Net and Taobao Mall, which have been selling products in the home furnishing industry, and Kuba Net, 360buy, Vancl, which have announced an intention to sell products in the home furnishing industry; (2) other e-commerce related service providers, namely e-commerce platform operators, such as Taobao Mall and QQ Mall; (3) brick and mortar retailers and distributors, many of which possess significant brand recognition, sales volume and customer bases, and some of which currently sell, or in the future may sell, products or services through the internet; and (4) a number of indirect competitors, including well established portals and internet search engines that are involved in e-commerce, either directly or in collaboration with other retailers. Although we face intense competition, we believe our ju51 Mall has the following competitive advantages:

●	Good relationship with brand manufacturers who will set up flagship stores in the ju51 Mall to showcase their products;

●	Quality products for sale in the ju51 Mall as a result of our strict evaluation of manufacturers seeking to open flagship stores;

●	Reliable delivery and installation services provided by technical service stations;

●	Reliable and timely after-sale services, as only brick and mortar retailers or decoration companies are franchised to be technical service stations in the ju51 Mall; and

●
Consumer confidence due to our consumer protection fund keeping in custodian with China Consumer Protection Foundation, dedicated to compensate consumers in case of dissatisfaction with products and services purchased from the ju51 Mall.

Print media competitive advantages

During the second quarter of 2012, the printing and publication of the two newspaper Guzhen Lighting Weekly and China Ceramics Weekly were combined into one, and renamed “Industry Economy Review”. Despite the combination and rebranding of these two newspaper, we believe our bi-weekly publication continues to have the following competitive advantages:

●	Attractive content. Our newspaper and website content are well-researched and thus we believe more readable and more informative than those of our competitors;
●
Wide distribution and data collection network. We have engaged the technical service stations to develop potential advertising and consulting services clients, distribute our newspaper and collect market data;

●
Unique advertising model. We have developed a full series of value-added advertising and consulting services available to clients which we believe delivers better marketing impact than regular commercial advertisements;

●	Our “soft advertisement” products, such as special coverage of a business or interview with the founder of a business;

●
Standardized work flow and stringent quality control. We have developed a standardized process for editing, publication and distribution of the newspaper and development and servicing of clients. Management supervises the quality of the content on the newspaper and websites and the quality of the advertisements and marketing advice we offer to clients; and

●
Quality and impartial content. We strive to have an impartial and fair opinion toward the industries we cover and believe we have earned credibility over the years for doing so. We believe this makes our media more attractive and a better platform for our advertising clients.

Sales and Marketing

Since February 2012, we started to develop technical service stations and recruit interior designers and decoration technicians to join our “China Decoration Technicians Network” at http://www.zgzxjg.com as part of our sales effort. The “China Decoration Technicians Network” is owned by Xinyu Zhongxing Decoration Technicians Network Company Limited, a related party that is 80% owned by Mr. Xiaohong Yao, our Chairman of the Board, CEO and President and 20% owned by his wife. The technical service stations (previously called “direct sales stores”) are intended to function as our local representative office. The interior designers and decoration technicians help us reach out to consumers and act as shopping guides using the technical service stations as their base. Consumers who place order through the introduction of decoration technicians will enjoy special “membership price”, which is less than the direct sale price listed on the ju51 Mall. Interior designers and decoration technicians earn commissions from the flagship stores.

We have been promoting the ju51 Mall in our own print media during 2011. Therefore no advertisement expenses in other channels were incurred in 2011. In 2012, we spent $190,132 in the promotion of the ju51 Mall in other channels.

Publishing and Printing

We have an arrangement with the Shopping Guide whereby we publish our newspaper under the national Standard Serial Number of CN11 0291. We currently have a three-year advertisement agency agreement with Shopping Guide to be the exclusive agent to handle all advertisements in our newspaper.

We outsource the production of our newspaper to independent third party printers. Currently, we have a printing agreement with Foshan Nanhai Tianyang Printing House.

IT Support

We have an in-house information technology research, development and operation center to support the ju51 Mall and our other web portals. We currently have 7 employees as technology support staff including system designers, webpage designers and IT engineers working on the construction and maintenance of the ju51 Online Mall. We intend to increase our investment in our web design and e-commerce construction capability to support the operation of the ju51 Online Mall. We also plan to double the number of IT staff.

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

Intellectual Property

We have registered three trademarks in seven classes with the China Trademark Office with a valid term effective through 2019 or 2020, including the symbolic variation of the Chinese character “Xingbang”, Chinese character of “Light City” and www.lightcity.cn, and Chinese character of “Ju Wu You” and www.ju51.com, In 2008 and 2009 we obtained software copyright registration with the Copyright Bureau for 14 software applications we developed. We also have registered 7 domain names with the China Domain Name Administrative Center, which are renewable annually upon payment of certain fees.

Employees

As of December 31, 2012, we had 30 full-time employees compared to 59 full-time employees as of December 2011. The reduction is part of our overall strategy to focus on our e-commerce business. We terminated employment contracts with those who do not have e-commerce related knowledge or experience. We did not have any dispute with the previous employees and believe we have a good relationship with our current employees.

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

Regulations Regarding Foreign Investment in the Chinese Media and Value Added Telecommunication Sector

On July 6, 2005, the Chinese government promulgated Certain Opinions on the Introduction of Foreign Investment in Cultural Fields, which provide an overall framework with respect to foreign investments in Chinese media and other cultural sectors. This document specifies the areas in which foreign investments are permitted or prohibited in accordance with China’s commitments regarding its entry into the World Trade Organization, or WTO. Under the document, foreign investment in the media sector is permitted in the areas of printing of packaging and decorating materials, redistributing books, newspaper, periodicals, producing of recordable disks, duplication of read only disks, and engaging in works of art and the construction and operation of performance sites, cinema, event brokerage agencies and movie technology. In addition, because the current PRC regulations only permit operation of media companies by state-owned enterprises or very few selected privately-owned businesses, we are unable to obtain our own Standard Serial Number. Ever since the inception of our newspaper, we have been distributing our newspaper as supplements to the Shopping Guide pursuant to authorization given by Shopping Guide.

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

The ju51 Online Mall is a B2B2C business. Although we have derived some experience through our past operation of e-commerce businesses, we cannot assure you that we have sufficient management experience, human resources and technical capability to operate this new line of business.  We explored different business models since the launch of the ju51 Mall in 2011. However, we have not been able to generate significant revenue from the ju51 Mall.  Our ability to achieve satisfactory financial results in our new line of business is unproven. Failure to execute our e-commerce strategy in the development and operation of the ju51 Online Mall may result in negative results of operation and may harm our future growth prospects.

In the event Xinyu Xingbang fails to maintain its ICP license, we may have to abandon or substantially change our current business strategy.

Xinyu Xingbang received its ICP license in February 2013. In the event Xinyu Xingbang could not maintain its ICP license or such license is revoked by the competent government authority due to change of applicable PRC laws with regard to foreign investment in telecommunication industry, we may have to abandon or substantially change or business strategy which may results in material negative effect on our results of operations.

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

In the event we are unable to continue our cooperation with the operator of the Shopping Guide, it will adversely affect the advertising revenue from our newspaper.

In China, the press and publication industry is heavily regulated. Only certified publishers are issued with a Standard Serial Number, or SSN, by GAPP (General Administration of Press and Publication of the People’s Republic of China) and can publish newspaper. We have agreements with Shopping Guide to act as the exclusive advertising agents for Guzhen Lighting Weekly and China Ceramics Weekly special edition. According to relevant PRC laws and regulations, we may not be regarded as the operator of the two newspaper, although we are authorized by Shopping Guide to use the Shopping Guide’s SSN. There is no assurance that we will be able to maintain the relationship with Shopping Guide or that the relationship would continue on favorable terms. If Shopping Guide withdraws the authorization, we may no longer publish Guzhen Lighting Weekly and China Ceramics Weekly and we may not be able to place advertisements for our clients. We cannot assure you that we will be able to find other certified press, or on terms acceptable to us, who may permit us to use the SSN. In such event, our advertising revenue will be materially and adversely affected as we may be forced to cease publishing these newspaper.

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

If the content of our newspaper is no longer attractive, our clients will cut advertising expenditures with us, which will adversely affect our revenue.

We believe one of our competitive advantages is that the content we put up on the newspaper and on our websites is impartial, informative and attractive to the average home-furnishing businesses. If we make substantial changes to the content or if we fail to keep up with the readers’ changing preferences, our newspaper and websites will be of less interest to the readers and will adversely affect our revenue and future growth prospects.

If our newspaper is ordered to suspend or stop publication by the PRC government, our revenue will be adversely affected.

The press industry is heavily regulated and censorship is stringent in China, so there is no assurance that the content of our newspaper will not be found to be in violation of relevant censorship or publication regulations, in which case the relevant PRC authority may order us to suspend or terminate publication of our newspaper or order shut-down of our websites.   In such case, our advertising and consulting revenue will be adversely affected.

If our newspaper cannot be delivered to subscribers timely, our revenue will be adversely affected.

We started engaging the Chinese Post Office to distribute our newspaper as a supplement to our own distribution network in January and February of 2011 for newspaper printed in Beijing and Guangdong, respectively.  There have been delays for subscribers in receiving the newspaper distributed by the Chinese Post Office.  There is no assurance that we will be financially capable of expanding our distribution network.  If we have to rely on the Chinese Post Office for a larger portion of our distribution, we may incur constant delay in delivery of our newspaper. In addition, if there is any major public transportation crisis or breakdown, our own distribution network will be affected.  Any major delay in delivery of our newspaper to our readers will adversely affect expansion of our advertisement target base and affect our revenues and results of operation.

Continuing growth of the advertising and consulting business depends on expansion of our operation in other home furnishing sectors.

To keep high growth in the advertising industry targeted at home furnishing businesses, it is important to expand into new home furnishing sectors.  Management believes the most beneficial way to expand is to acquire existing newspaper or other media in the other home furnishing sectors where we currently do not have operations. There are many risks associated with acquisition of desired business targets.  If we are unable to acquire and integrate new newspaper, our growth, revenue and profitability may suffer.

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

The satisfactory performance, reliability and availability of our website, our transaction-processing systems and our network infrastructure will be critical to our success and our ability to attract and retain customers and maintain adequate customer service levels. Our revenues will depend on retaining a number of flagship stores, technical service stations and channel service providers. Any system interruptions caused by telecommunications failures, computer viruses, hacking or other attempts to harm our systems that result in the unavailability or slowdown of our website or reduced order fulfillment or other performance slowdown will reduce the volume of ju51 online mall products sold and the attractiveness of the ju51 Online Mall. Our servers will also be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders. We may also experience interruptions caused by reasons beyond our control.

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

If we fail to implement and maintain an effective system of internal controls (or fail to remediate the material weakness in our internal control over financial reporting that has been identified), we may be unable to accurately report our results of operations or prevent misstatements, and investor confidence and the market price of our shares may be materially and adversely affected.

Prior to filing our Registration Statement on Form 10, we were a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. Our independent registered public accounting firm has not conducted an audit of our internal control over financial reporting. In September 2012, we engaged a consulting firm to assist us with preparation of financial statements and financial reporting. Although the consulting firm is comprised of U.S. Certified Public Accountants who are familiar with the U.S. GAAP and financial reporting requirements of U.S. publicly-listed companies, we do not have a Chief Financial Officer nor internal staff with sufficient U.S. GAAP knowledge and experience in the preparation of our financial statements.  This may deemed a material weakness in our internal control over financial reporting which may result in our inability to accurately report our financial results or prevent material misstatements.

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

We do not carry directors’ and officers’ liability insurance to cover any expenses and losses due to lawsuits related to financial reporting errors.  Our indemnification obligations could adversely affect our business, financial condition and results of operations.

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

The PRC regulatory authorities may take the view that entry into the VIE Agreements by the WFOE and Guangdong Xingbang constitutes a de facto acquisition, because at the end of these transactions, Mr. Yao, a PRC resident becomes majority owner and effective controlling party of a foreign entity that acquired ownership of Guangdong Xingbang.   Our management believes that: (a) the establishment of the WFOE was duly approved by the local counterpart of Ministry of Commerce in Guangdong on May 6, 2012; (b) the offshore restructuring, establishment of WFOE and execution of the VIE Agreements and the transactions thereunder do not (i) contravene or circumvent any provision of applicable PRC laws and regulations, including without limitation, the Revised M&A Regulations, the Circular 75 and its implementing rules; or (ii) contravene the articles of association, business license or other constituent documents of WFOE or Guangdong Xingbang; (c) to its best knowledge, management is not aware of any issue, fact or circumstance which would lead them to believe that the PRC regulatory authorities would revoke the VIE Agreements and the transactions thereunder; and (d) the VIE Agreements are in compliance with and enforceable under the applicable PRC laws and regulations.

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

We are dependent on our relationship with the local government in the provinces in which we operate our business.  The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters.  The central or local governments in the PRC jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.  Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

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

Our management and our current board do not have experience in the management of public companies.  The PRC historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, and other control systems.  We may have difficulty hiring and retaining a sufficient number of qualified employees to work in the PRC.  As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet US public listed companies’ standards.  We may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002 and other applicable laws, rules and regulations.  This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business and the public announcement of such deficiencies could adversely impact our stock price.

Our lack of accounting personnel with education and experience in  U.S. GAAP is a material weakness in our internal control over financial reporting and could cause an oversight or delay in detecting a material misstatement of our annual or interim financial statements.

With the exception of Xingbang NV, none of our subsidiaries maintain their books and records in accordance with U.S. GAAP. Guangdong Xingbang and Xinyu Xingbang, our operating subsidiaries, maintain their books and records in accordance with Chinese GAAP. Our Interim Chief Financial Officer, Mr. Song, and the accounting staff under his supervision are primarily responsible for preparing our books and records and converting such books and records into financial statements in accordance with U.S. GAAP.  However, Mr. Song and the accounting staff under his supervision have limited knowledge of, and no prior experience in preparing financial statements in accordance with, U.S. GAAP.  Mr. Song also prepares the necessary disclosure in our periodic reports with the SEC.  None of Mr. Song and the other accountants is a U.S. certified public accountant or a certified management accountant, neither have they attended U.S. academic institutions or extended educational programs that would provide a sufficient relevant education in U.S. GAAP. Our management concluded this deficiency constitutes a material weakness in internal control over financial reporting as of December 31, 2012.   Such material weaknesses in our internal control over financial reporting could result in a material misstatement of our financial statements that may not be prevented or detected.  As one of the steps to remedy this deficiency, we engaged a consulting firm which has expertise and experience in U.S. GAAP and SEC financial reporting to assist with U.S. GAAP conversion. However, no assurance can be given as to when or to what extent we can obtain the necessary U.S. GAAP experience. Our lack of accounting personnel with education and experience in  U.S. GAAP is a material weakness in our internal control over financial reporting and could cause an oversight or delay in detecting a material misstatement of our annual or interim financial statements.

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

Failure to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws.  The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting.  Our management has found certain material weaknesses in our internal controls over our financial reporting. Our reporting obligations as a public company place a significant strain on our management, operational and financial resources and systems for the foreseeable future.  Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to prevent fraud.  As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock.  Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

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

The trading price of the common stock is subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts’ earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors.  These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our common stock.

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

Our common stock may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act, as amended.  Our common stock may be a “penny stock” if it meets one or more of the following conditions: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.  The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act.  For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account.  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES

 Our corporate offices are located at 7/F West Tower, Star International Mansion, No.6-20 Jinsui Rd.,Tianhe District, Guangzhou, Guangdong Province, PRC.   Under the current PRC laws, land is owned by the state, and parcels of land in rural areas, which is known as collective land, is owned by the rural collective economic organization. Land use rights are granted to an individual or entity after payment of a land use right fee is made to the applicable state or rural collective economic organization. Land use rights allow the holder of the right to use the land for a specified long-term period.  Our Chairman and Chief Executive Officer, Mr. Xiaohong Yao and his wife, Ms. Dongmei Zhong, jointly own the property at Unit 703 and 705. We entered into a one-year lease agreement with Mr. Yao and Ms. Zhong, whereby we are obligated to pay monthly rent of approximately RMB 81,782 (approximately $13,127). The lease expired on December 31, 2012. We renewed the lease with a one-year term and are obligated to pay monthly rent of approximately RMB 93,000 (approximately $14,928) until December 31, 2013. We believe the rent is reasonable and in accordance with market prices.

Xinyu Xingbang leases office premises from Xinyu Xingbang Industry Co., Ltd pursuant to a lease agreement and pays a monthly rental of $2,729 which expires on June 30, 2015. The Chief Executive Officer of the Company Mr. Xiaohong Yao (“Mr. Yao”) and his spouse own 90% and 10% respectively of the registered capital of Xinyu Xingbang Industry Co., Ltd.

Xinyu Xingbang leases show rooms from Xinyu Xingbang Industry Co., Ltd pursuant to a lease agreement and pays a monthly rental of $43,527 which expires on September 30, 2016.

ITEM 3.     LEGAL PROCEEDINGS

We are currently not a party to any legal proceeding and are not aware of any legal claims that we believe will have a material adverse effect on our business, financial condition or operating results. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock started trading on OTCOB under the trading symbol  “CXGP” on June 20, 2012. As of the date of this report, there have been limited and sporadic trades of the Company’s securities. The last reported trade and posted closing price of the Company’s common stock, per www.otcmarkets.com, was for 200 shares at $6.00 per share on January 8, 2013.

The following table sets forth the quarterly average high and low closing big prices per share for our Common Stock:

	High	Low
Fiscal year ended December 31, 2012	$5.00	$0.36
Quarter ended September 30, 2012	5.00	5.00
Quarter ended December 31, 2012	5.00	5.00
Period ending March 31, 2013 (through March 29, 2013)	5.00	6.00

The source for the high and low closing bids quotations was www.otcmarkets.com.

The transfer agent for our common stock is Island Stock Transfer at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.

Holders

As of December 31, 2012, there were approximately 139 shareholders of record of our common stock. There are no shares of our preferred stock outstanding at the date of this report.

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

None.

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

Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of December 31, 2012 and 2011 and for the years ended December 31, 2012 and 2011.

This discussion should be read in conjunction with the other sections of this 10-K, including the related exhibits. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this 10-K. See “Item 1A. Risk Factors.” Our actual results may differ materially.

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

Our subsidiaries, Xingbang NV, Xingbang BVI and Xingbang HK are holding companies which do not have any operations or own any assets except for the ownership of the WFOE.  The only current operation of the WFOE is to provide consulting and management services to Guangdong Xingbang.  Currently, we rely on results of operations of Guangdong Xingbang and Xinyu Xingbang. If the PRC government declares the VIE agreements are not enforceable, we will not be able to exercise effective control over Guangdong Xingbang and consolidate the financial results of Guangdong Xingbang.  In such case, our results of operations and financial position will be materially adversely affected.

Guangdong Xingbang, which was founded in 2005, derives revenue primarily from three types of business: e-commerce related revenue derived from our e-commerce platform ju51 Online Mall, advertising revenue, and revenue from consulting services provided to businesses and local governments in China.

During 2012, the Company decided to focus its efforts on its e-commerce business model. Therefore revenue from advertising and consulting dropped significantly during 2012. On February 14, 2012, the board of directors exempted distributors or the so called “channel service providers” from paying service charges from October 2011 to June 2012, considering that the distributors have recorded loss resulting from low sales volume on the ju51 Mall, and in order to maintain a good and sustainable cooperation relationship with them. The board also authorized Mr. Yao, the Chairman, CEO and President, to exempt distributors from paying service charges, direct sale stores (later rebranded as technical service stations) from paying franchise fees based on the trade volume on the ju51 Mall. In June 2012, the Company terminated all the contracts with channel service providers, because none of the channel service providers met the agreed goals. Management also determined that the e-commerce platform will not be put into use until it is fully developed. Therefore revenue from e-commerce was $0 during 2012. We do not expect revenue generated from service charges until the second quarter of year ended 2013 at the earliest.

On February 2, 2011, to avoid confusion by consumers and to better reflect their functions, we rebranded direct sale stores as technical service stations. Besides brick-and-mortar stores, we also decided to franchise decoration companies to become our technical service stations.

Since February 2012, we started to develop technical service stations and recruit interior designers and decoration technicians to join a web portal called “China Decoration Technicians Network” at http://www.zgzxjg.com as part of our sales effort. The web portal is owned by Xinyu Zhongxing Decoration Technicians Network Company Limited, a related party that is 80% owned by Mr. Xiaohong Yao, our Chairman of the Board, CEO and President and 20% owned by his wife. The technical service stations (previously called “direct sales stores”) are intended to function as our local representative offices. The interior designers and decoration technicians help us reach out to consumers and act as shopping guides using the technical service stations as their base. Consumers who place order through the introduction of decoration technicians will enjoy special “membership price”, which is less than the direct sale price listed on the ju51 Mall. Interior designers and decoration technicians earn commissions from the flagship stores.

We have been promoting the ju51 Mall in our own print media during 2011. Therefore no advertisement expenses in other channels were incurred in 2011. In 2012, we spent $190,132 in the promotion of the ju51 Mall through other channels.

Results of Operations — Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table presents, for the years indicated, our consolidated statements of operations information.

	Years ended December 31
	2012	2011

REVENUE
Advertising	$389,483	$1,385,943
Consulting service	235,840	1,784,411
E-commerce	-	1,438,960
Total revenue	625,323	4,609,314

COST OF REVENUE
Advertising	170,195	686,533
Consulting service	76,024	137,928
E-commerce	529,875	338,784
Total cost of revenue	776,094	1,163,245

GROSS (LOSS) PROFIT	(150,771)	3,446,069

OPERATING EXPENSES
Selling expenses	866,875	2,085,022
General and administrative expenses	941,489	1,280,119
Depreciation - property and equipment	96,733	113,942
Total Operating Expenses, net	1,905,097	3,479,083

NET LOSS FROM OPERATIONS	(2,055,868)	(33,014)

OTHER INCOME (EXPENSES)
Interest income	5,016	3,453
Interest expenses on note payable	-	(6,326)
Other income	293,831	8,625
Other expenses	(3,119)	(17,579)
Gain (loss) on disposal of property and equipment	1,151	(7,188)
Total Other Income (Expenses), net	296,879	(19,015)

NET LOSS BEFORE TAXES	(1,758,989)	(52,029)

Income tax expense	(69,557)	(122,064)

NET LOSS	(1,828,546)	(174,093)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss) gain	(11,641)	69,437

COMPREHENSIVE LOSS	$(1,840,187)	$(104,656)

Net loss per share-basic and diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding during the year
- basic and diluted	81,244,000	80,341,685

Revenue

During the year ended December 31, 2012, we had total revenue of $625,323. Of this, $389,483 was attributable to revenue generated from advertising, and $235,840 was attributable to consulting services rendered. During the year ended December 31, 2011, total revenue was $4,609,314. Of this, $1,385,943 was attributable to revenue generated from advertising, $1,784,411, was attributable to consulting services rendered, and $1,438,960 was from e-commerce. The decrease of $3,983,991 or approximately 86.43% was mainly due to the decrease in e-commerce revenue as a result of our plan to revamp our e-commerce business model. The Company waived the fee for the use of the platform from October, 2011 to June 2012 by the channel service providers so as to compensate for loss incurred by the channel service providers due to low sales volume in the Ju51 mall. In June 2012, the Company terminated all the contracts with channel service providers, because none of the channel service providers had met the agreed goals. Management also determined that the e-commerce platform will not be put into use until it is fully developed, which is expected to be in the second half of year ended December 31, 2013. We spent the year ended December 31, 2012 repositioning the Company and shift the strategy of our business model. We have been focusing on shifting our core business from advertising and consulting to e-commerce. During this time, we strengthened the support that we believed would boost e-commerce revenue in the future and we did not deem it appropriate to generate revenue until we believed the e-commerce platform and its revenue driver supports are ready. Therefore revenue from e-commerce was $0 during 2012. The decrease was also due to decreases in advertising and consulting revenue as a result of the change of our business model to focus effort on revamping our e-commerce business, as well as the slowdown of the real estate market in China since 2011.

Cost of revenue

Cost of revenue is comprised of printing cost, editorial fee, agent fee, salaries of consulting service providers and business tax relating to advertising and service rendered.

Cost of revenue for the year ended December 31, 2012 was $776,094, compared to $1,163,245 for the year ended December 31, 2011, a decrease of $387,151, or approximately 33.28%. The reason for the change was the decrease in the cost of advertising revenue, which was $516,338, or approximately 75.21% and the decrease in the cost of consulting revenue, which was $61,904, or approximately 44.88% and the increase in the cost of e-commerce, which was $191,091, or approximately 56.40%. The reason for the decrease in cost of consulting and advertising was the decrease in agent fees, salaries of consulting service providers and business tax relating to advertising and consulting service rendered.  The reason for the increase of cost of e-commerce was increase of amortization expenses of our e-commerce platform related software.

Gross (Loss) Profit

Gross loss was $150,771 in 2012, a decrease of $3,596,840, or approximately 104.38%, compared to gross profit of $3,466,069 in 2011. The decrease was mainly due to the decrease in e-commerce revenue as a result of our plan to revamp our e-commerce business model. We have been focusing on shifting our core business from advertising and consulting to e-commerce in the future. During this time, we strengthened the support that we believed would boost e-commerce revenue in the future and we did not deem it appropriate to generate revenue until we believed the e-commerce platform and its revenue driver supports are ready. Therefore revenue from e-commerce was $0 during 2012 while the cost incurred related to e-commerce was $529,875.

Operating expenses

Operating expenses consist of selling, general and administrative expense and depreciation.

Operating expenses for the year ended December 31, 2012 were $1,905,097, including $1,808,364 in selling, general and administrative expenses, and $96,733 in depreciation. Operating expenses for the year ended December 31, 2011 were $3,479,083, composed of $3,365,141 in selling, general and administrative expenses and $113,942 in depreciation. The decrease in operating expenses from the year ended December 31, 2011 to the year ended December 31, 2012 was $1,573,986, or approximately 45.24%. Of this, selling, general and administrative expenses decreased $1,556,777, or approximately 46.26%, and depreciation decreased $17,209, or approximately 15.10%. The reason for the decrease in the selling, general and administrative expenses was due to the decrease in wages and salaries as we focused on restructuring the business.

Other income (expenses), net

Other income (expenses), net, consists mainly of net of interest income, interest expenses, other income, other expenses and gain (loss) on disposal of property and equipment.

Other income, net, for the year ended December 31, 2012 was $296,879 and other expenses, net were $19,015 for the year ended December 31, 2011, an increase of $315,894 or approximately 1,661.29%. The increase in other income, net, was primarily attributable to the increase in interest income, which was $1,563 or 45.26%, decrease in interest expenses, which was $6,326, or 100%, increase in other income, which was $285,206, or 3,306.74%, and decrease in other expenses, which was $14,460, or 82.26%. During the year ended December 31, 2011, the Company accrued $278,709 (RMB 1.8 million) of consulting fees with a consulting firm that helped the Company with the process of listing its securities in the US and raising capital. According to the agreement, the Company will not make the payment until capital is raised. As of December 31, 2012, the Company did not raise any capital and the Company is therefore not obligated to pay this amount. Under the mutual agreement between the Company and the consulting firm, the consulting fee is waived. Therefore, the accrual of $278,709 professional fee was reversed in 2012 and recorded as other income.

Income tax expense

Income tax expenses were $69,557 for the year ended December 31, 2012, as compared to income tax expenses of $122,064 for the year ended December 31, 2011. The decrease in income tax expenses was mainly attributable to the continuous loss over the years and increased valuation allowances on deferred tax assets.

Net Loss

Net loss was $1,828,546 for the year ended December 31, 2012, and net loss was $174,093 for the year ended December 31, 2011. The increase mainly was the result of decrease in revenue, and the revamp of the e-commerce business model and also the Company waiver of the fees paid to it for the use of the platform.

Other comprehensive (loss) income

Other comprehensive loss was $11,641 for the year ended December 31, 2012. Other comprehensive income was $69,437 for the year ended December 31, 2011. The change of foreign currency translation gains was primarily caused by the fluctuation in the RMB to U.S. dollar exchange rate in 2012 compared to 2011.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on hand and demand deposits at banks. We had $197,530 and $199,188 of cash and cash equivalents on hand as of December 31, 2012 and 2011, respectively. There was a decrease of $1,658 in our cash and cash equivalents from December 31, 2011 to December 31, 2012.

The decrease in our cash and cash equivalents from December 31, 2011 to December 31, 2012 was largely attributable to a decrease in net cash used in operating activities, increase in net cash used in investing activities, and increase in cash provided by financing activities, which was $1,024,699, and $1,966,454 and 1,601,114,  respectively, on a period-to-period basis.

We require cash for working capital, capital expenditures, repayment of debt, salaries, commissions and related benefits and other operating expenses and income taxes. We expect that our working capital needs will increase for the foreseeable future, as we continue to develop and grow our business. See “Business — General.”

The following table summarizes our cash flows for the years ended December 31, 2012 and 2011:

	2012	2011
Net cash used in operating activities	$(518,047)	$(1,542,746)
Net cash (used in) provided by investing activities	$(1,194,262)	$772,192
Net cash provided by financing activities	$1,709,167	$108,053

Net Cash Used in Operating Activities. Net cash used in operating activities was $518,047 for the year ended December 31, 2012, and net cash used in operating activities was $1,542,746 for the year ended December 31, 2011. The most significant items affecting the comparison of our operating cash flow for the years ended December 31, 2012 and 2011 are summarized below:

●
Increase in cash loss from operations - Our net loss from operations, excluding depreciation and amortization, increased by approximately $1.64 million on a period-to-period basis, from net income of approximately $0.06 million in 2011 to net loss of $1.58 million in 2012, which negatively impacted our cash flows from operations.

●	Decrease in deferred revenue - Deferred revenue decreased by $206,814 in 2012, while they decreased by $649,560 in 2011.

●
Decrease in accounts receivable - Accounts receivable decreased by $1,493,836 in 2012, while they increased by $1,415,808 in 2011. The reason for the decrease was that we have collected all the accounts receivables as of December 31, 2011 and decided to render services after a retainer is paid by our customers.

●
Decrease in other payables and accrued expenses - Other payables and accrued expenses decreased by $260,289 in 2012, while they increased by $381,458 in 2011. Other payables and accrued expenses consisted of other tax payables, accrued professional fees, accrued expenses, deposits received from customers, other payable, accrued website development cost, accrued wages and accrued welfare. The decrease in other payables and accrued expenses was the net effect of the reversal of the accrued professional fee, the decrease in deposits received from customers and accrued website development cost, and increase in other payables mainly arising from the payments for construction in progress.

Net Cash Used in Investing Activities. Our investing activities for the year ended December 31, 2012 used cash of $1,194,262. Our investing activities for the year ended December 31, 2011 provided cash of $772,192. The decrease in cash provided by investing activities was largely caused by the decrease of $1.08 million in advances from related companies, and of $47,235 in payments for website development, respectively, on a period-to-period basis.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $1,709,167 for the year ended December 31, 2012. Net cash provided in financing activities was $108,053 for the year ended December 31, 2011. The most significant items affecting the comparison of our cash flows provided by financing activities for the years ended December 31, 2012 and 2011 are summarized below:

●	Bank loan repaid - Guangdong Xingbang repaid the balance of RMB2 million ($309,454) of the June 2010 bank loan in April 2011, so there was no balance during year 2012.

●	Proceeds from issuance of shares - We raised $386,885 for the issuing of 1,244,000 shares at the offering price of $0.31 per share on October 20, 2011. In 2012, there were no shares issued.

●
Loan repaid to a director - During year 2012, $10,841,203 was borrowed from a director. During the year ended December 31, 2012, $9,256,232 was repaid, leaving the outstanding of $1,584,971. There were no such loans during year 2011.

Capital Resources

We had a negative working capital of $2,219,805 and a positive working capital of $577,993 as of December 31, 2012 and December 31, 2011, respectively. The reason for the decrease from December 31, 2011 to December 31, 2012 was primarily due to the net effect of decrease in accounts receivable and increase in amounts due to a director and construction in progress.

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

We are a holding company with no significant revenue-generating operations of our own, and thus any cash flows from operations are and will be generated by Guangdong Xingbang through our WFOE’s existing consulting services management arrangement with Guangdong Xingbang. Our ability to service our debt and fund our ongoing operations is dependent on the results of these operations and their ability to provide us with cash. The WFOE’s ability to make loans or pay dividends are restricted under PRC law and may be restricted under the terms of future indebtedness, its governing documents or other agreements. Based upon the cash on hand, anticipated cash to be received from our operations and the expected availability of cash from Guangdong Xingbang’s shareholders, we believe that our sources of liquidity will be sufficient to enable us to meet our cash needs for at least the next 12 months. Nonetheless, our liquidity and capital position could be adversely affected by:

●	Loss of revenue from advertising, consulting services or from the ju51 Online Mall;

●	Guangdong Xingbang’s delay or discontinuance of payment of consulting fees under the VIE agreements;

●	Any change of policy on accounts receivable;

●	The enactment of new laws and regulations;

●	Our inability to grow our business as we anticipate by expanding our existing advertising, consulting services and operation of the new e-commerce business;

●	Any other changes in the cost structure of our underlying business model; and

●	Any of the other risks and uncertainties described in “Item 1A. Risk Factors.”

Debt Obligations

The following is a summary of amounts outstanding under our debt obligations as of December 31, 2012 and 2011.

	2012	2011
Due to related companies	$136,039	$10,161
Due to a director	1,605,110	-
	$1,741,149	$10,161

Due to related companies

As of December 31, 2012 and 2011, Guangdong Xingbang owed Zhongshan Xingbang Purchase & Exhibition Service Co., Ltd. ("Zhongshan Xingbang") $5,457, $10,161, respectively under an unsecured, interest-free, demand loan.  Zhongshan Xingbang is an entity controlled by Mr. Xiaohong Yao, our Chairman of the Board, CEO and President and he is also the Director of Zhongshan Xingbang.

As of December 31, 2012 and 2011, Xinyu Xingbang owed Xinyu Xingbang Industry Co., Ltd $130,582 and $0, respectively. In October 2012, Xinyu Xingbang entered into a lease agreement with Xinyu Xingbang Industry Co., Ltd and pays a monthly rental of $43,527. The term of the lease starts on October 1, 2012 and expires on September 30, 2016. Mr. Yao and his spouse own 90% and 10% respectively of the registered capital of Xinyu Xingbang Industry Co., Ltd.

Due to a director

As of December 31, 2012 and 2011, the Company owed $1,605,110 and $0 respectively to Mr. Yao.  The two loans are interest free and unsecured. One of the loans was entered into on May 31, 2012, and the loan period started on June 19, 2012 and is due and payable on June 18, 2013. The other loan was entered into on May 31, 2012, and the loan period started on June 11, 2012 and is due and payable on June 10, 2013.

Off-Balance Sheet Arrangements

On February 14, 2012, the board of directors resolved to exempt distributors from paying service charges from October 2011 to June 2012 and to authorize Mr. Yao, the Chairman, CEO and President, to exempt channel service providers from paying service charges, and brick-and-mortar stores or decoration companies from paying franchise fees. As of December 31, 2012 and 2011, we did not have any off-balance sheet obligations involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations. All of our obligations with respect to Guangdong Xingbang have been presented on our consolidated balance sheets as of each such date.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we make estimates and assumptions that affect the accounting, recognition and disclosure of our assets, liabilities, stockholders’ equity, revenues and expenses. We make these estimates and assumptions because certain information that we use is dependent upon future events, which cannot be calculated with a high degree of precision from data available or cannot be readily calculated based upon generally accepted methodologies. In some cases, these estimates are particularly difficult and therefore require a significant amount of judgment. Actual results could differ from the estimates and assumptions that we use in the preparation of our consolidated financial statements. Below is a summary of our most important accounting policies that may affect our consolidated financial statements.

Principles of consolidation

                  The accompanying consolidated group financial statements of China Xingbang Industry Group Inc., its subsidiaries and variable interest entities (“VIE”) (collectively the “Group”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

All significant inter-company accounts and transactions have been eliminated in consolidation.

Revenue recognition

The Company recognizes revenues under ASC 605, Revenue Recognition, when all of the following have occurred: persuasive evidence of arrangement with the customer, services have been performed, fees are fixed or determinable and collectability of the fees is reasonably assured.

Advertising

The Company previously published two weekly newspaper, namely “Guzhen Lighting Weekly” and “China Ceramic Weekly”. The newspaper were distributed free of charge to manufacturers, dealers, accessory providers and decoration designers engaged in lighting and ceramics industries in the PRC. During the second quarter of 2012, the printing and publication of the two newspaper were combined into one, and renamed “Industry Economy Review”. The combined newspaper is distributed free of charge to general distributors engaged in the home furnishings industry in the PRC. The Company derives revenue from the sale of advertising space in the newspaper. Newspaper advertising contracts generally have a term of one year or less. The customers usually pay the fees in advance which are recorded as deferred revenue under current liabilities. The advertising revenue is recognized as income when the advertisements are published in the newspaper or the related advertising services are rendered.

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

E-Commerce

The Company provides various e-commerce services to its clients in the PRC based on a negotiated fixed-price contract for use of its online platform. The clients usually pay the fees in advance when the contract is signed or before the use of e-commerce. The Company recognizes these services-based revenues from contracts when (i) services are rendered; (ii) clients recognize the completion of services; and (iii) collectability is reasonably assured. Fees received in advance are recorded as deferred revenue under current liabilities. The Company also develops other sources of revenue and charges commission on transactions made through the Ju51 mall. Pursuant to a director’s resolution on February 14, 2012, the Company waived the fee for the use of the platform from October 1, 2011 to June 30, 2012 by the channel service providers so as to compensate for loss incurred by the channel service providers due to low sales volume in the Ju51 mall.

Cost of revenue

Cost of advertising

Cost of advertising mainly includes printing cost, editorial fees, agent fees and business tax which are recognized as the costs are incurred.

Cost of consulting service

Cost of consulting services mainly includes the salaries of consulting service providers and business tax related to the service.

Cost of e-commerce

Cost of e-commerce mainly includes amortization of website development cost, salaries of website administrators and business tax related to the service.

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

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the profit or loss, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax asset and liabilities on a net basis. As of December 31, 2012 and 2011, the Company’s net deferred tax assets amounted to $0 and $69,708, respectively.

Foreign currency transactions

The reporting currency of the company is the United States Dollars ("US$"). China Xingbang, Xingbang BVI, Xingbang HK, Guangzhou Xingbang, Guangdong Xingbang and Xinyu Xingbang maintain their accounting records in their functional currencies of US$, Hong Kong Dollars (“HK$”), HK$, Renminbi (“RMB”), RMB and RMB respectively. Foreign currency transactions during the year are translated to the functional currency at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statement of operations.

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

The exchange rates used to translate amounts in HK$ and RMB into US$ for the purposes of preparing the financial statements were as follows:

	December 31, 2012	December 31, 2011
Balance sheet items, except for share capital, additional paid-in capital and retained earnings as of year ended	US$1=HK$7.8 =RMB6.2301	US$1=HK$7.8 =RMB6.2939

Amounts included in the statements of operations and cash flows for the year	US$1=HK$7.8 =RMB6.3093	US$1=HK$7.8 =RMB6.4630

The translation loss recorded for the year ended December 31, 2012 was $11,641. The translation gain recorded for the year ended December 31, 2011 was $69,437.

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

Cash and cash equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with banks with a maturity of less than three months.

Accounts receivable

The Company extends unsecured credit to its individual customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history with the customers and current relationships with them.

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

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

Leasehold improvements	10 years (or the lease term, if shorter)
Motor vehicles	5 years
Office equipment	5 years

Website development cost

Under ASC 350-50, Intangibles—Goodwill and Other—Website Development Cost, website development cost is stated at cost, less accumulated amortization and is amortized over 3 years from the date the costs was incurred.

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

Recent Accounting Pronouncements

There have been no new accounting pronouncements during the year ended December 31, 2012, that are of significance, or potentially significance, to us.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Balance sheets, as of December 31, 2012 and 2011, and statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2012, and 2011, together with the related notes and the reports of independent registered public accounting firms, are set forth on the “F” pages of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the conclusion of the fiscal year ended December 31, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on our assessment, Mr. Yao, our Chief Executive Officer and Mr. Song, our Chief Financial Officer, determined that, as of December 31, 2012, the evaluation of the effectiveness of our disclosure controls and procedures was completed, and because of the material weakness in our internal controls over financial reporting described below, our disclosure controls and procedures were ineffective.

Notwithstanding management’s assessment that our internal controls over financial reporting were ineffective as of December 31, 2012 due to the material weaknesses described below, we believe that, the financial statements included in this Annual Report on Form 10-K present fairly our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

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

Management assessed our internal control over financial reporting as of and for the year ended December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled "Internal Control-Integrated Framework." The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on this assessment using the COSO criteria, our management concluded that our internal controls over financial reporting were not effective, as of December 31, 2012 due to the material weaknesses described below.

During its evaluation of the effectiveness of internal controls over financial reporting as of December 31, 2012, management, including our Chief Executive Officer and interim Chief Financial Officer, assessed the effectiveness of the design and operation of the Company’s internal control over financial reporting as of December 31, 2012 and has determined that our internal control over financial reporting were not effective as December 31, 2012 due to certain material weaknesses including (i) lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements; and (ii) lack of standard charter of accounts and written accounting manual and closing procedures to facilitate preparation of financial statements under U.S. GAAP for financial reporting processes. As a result of such material weaknesses, our disclosure controls and procedures were not effective.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Name	Age	Position
Xiaohong Yao	46	Chairman of the Board of Directors, President, Chief Executive Officer
Haigang Song	46	Director, Interim Chief Financial Officer, Treasurer and Secretary
Xiaole Zhan	30	Director, Marketing Manager
Joseph Levinson (1) (2)	36	Director (Chairman of the Audit Committee)
Gangxian Su (1) (2) (3)	47	Director (Chairman of the Compensation Committee)
Xingzheng Tan (2) (3)	57	Director (Chairman of the Nominating and Corporate Governance Committee)
Fei Wu (1) (3)	47	Director

(1) Member of the Audit Committee

(2) Member of the Compensation Committee
(3) Member of the Nominating and Corporate Governance Committee

Xiaohong Yao.  Mr. Yao has been our Chairman of the Board of Directors, President and Chief Executive Officer since our inception. Mr. Yao is the founder of Guangdong Xingbang and has been the Chief Executive Officer and President of Guangdong Xingbang since its inception in 2002.  Mr. Yao has been engaged in the media industry for about two decades, and is proficient in digital media management and market operations. Mr. Yao is currently the executive president of the School of Modern Industry, Guangzhou University, the president of the Academy of South China Modern Market Economics, the standing director of the China General Chamber of Commerce, the vice-chairman of the China Foundation of Consumer Protection and the vice-chairman of the Guangdong SME Financial & Listing Promotion Association. Mr. Yao is also Commissioner in the China Planning Assessment Activity and the National After-Sale Assessment Activity, the National Retailer and Supplier Fair Transaction Assessment Activity, which are affiliated with the China General Chamber of Commerce.  Mr. Yao graduated from Sun Yat-sen University with an MBA degree. Mr. Yao’s extensive experience in the advertising and consulting industry, his acute vision and outstanding leadership capability, as well as his commitment to the Company make him well-qualified in the Board’s opinion to serve as our Chairman of the Board.

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

Xiaole Zhan. Mr. Zhan has been our director since our inception and General Manager of Newspaper Management Center since November 2011. Mr. Zhan joined Guangdong Xingbang in June 2002 and has since been appointed general manager the Newspaper Management Center, editor in chief of the Newspaper Management Center, executive manager of the Project Client Department. Mr. Zhan obtained his bachelor degree from Hunan University of Technology in 2002, majoring in advertising communication. Mr. Zhan is a Certified Senior Business Planner in China. Mr. Zhan has accumulated substantial institutional knowledge of our business and operations. Mr. Zhan’s in-depth knowledge and extensive experience in the media industry and home-furnishing industry make him well positioned for his role as one of our directors.

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

Xingzheng Tan. Mr. Tan was appointed as an independent director and Chairman of our Nominating and Corporate Governance Committee in June 2011. Mr. Tan currently serves as vice-chairman of China Association for Small & Medium Commercial Enterprises, a member of China National Wholesale & Retail Market Standardization Committee, the standing vice director of the China General Chamber of Commerce and the executive vice general-secretary of the China General Painting & Calligraphy Institute. Mr. Tan was the founder and has been board chairman of Wuzhou Creative Marketing Planning Co., Ltd, a marketing consulting company, since 1994. Since 1989, Mr. Tan has been engaged in marketing planning for national exhibitions and business events for more than150 clients including well-known Chinese businesses and organizations. Mr. Tan was elected one of the “China Top Ten Planners” in June 2000 and one of the “China Top Ten Planning People” in June 2002. Mr. Tan graduated from The Open University of China with an associate college degree. We believe Mr. Tan’s life-long background in management education, as well as his business aptitude and strong analytical skills, qualify him for his position as one of our directors.

Fei Wu. Mr. Wu was appointed as an independent director in June 2011. Mr. Wu has been the Chairman of World Tourism Pictorial since October 2011. From May 2010 until present, Mr. Wu has been senior researcher in Brand Culture Research Development Centre affiliated with the China Culture Administration Society. Mr. Wu was the Chairman of Travel Integration World Group Limited from May 2010 to October 2011.  From July 2005 to May 2010, Mr. Wu was an executive editor in chief at Global Travel, a newspaper in the travel industry. Mr. Wu graduated from Fudan University with a bachelors degree. Mr. Wu is a senior consultant of Greater China Region in World Carnival. Mr. Wu has more than 17 years of experience in the media industry. Mr. Wu’s in-depth knowledge and years of experience in the operation and management of media companies make him an invaluable asset to our board and our business.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, our directors and executive officers and any persons holding more than 10% of our common stock are required to file with the SEC reports of their initial ownership of our common stock and any changes in ownership of such common stock. Copies of such reports are required to be furnished to us. Based solely upon a review of the Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year ended December 31, 2012, our officers, directors and ten percent shareholders are in compliance with Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Summary

The following table sets forth all cash compensation paid by us for the years ended 2012 and 2011.  The table below sets forth the positions and compensations for the two most highly compensated officers and directors.  All the officers were paid in Renminbi and the amounts reported in this table have been converted from Renminbi to U.S. dollars based on an average exchange rate of RMB 6.3093 to $1.00, in 2012 and RMB 6.4630 to $1 in 2011.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year		Salary and Allowance ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xiaohong Yao Chairman, President and CEO	2011 2012	(1) (2)	$ $	39,033 40,748	— —	— —	— —	— —	— —	— —	$ $	39,033 40,748

Haigang Song CFO, Treasurer and Secretary	2011 2012	(1) (2)	$ $	17,639 18,639	— —	— —	— —	— —	— —	— —	$ $	17,639 18,639

Xiaole Zhan Director	2011 2012	(1) (2)	$ $	16,856 21,965	— —	— —	— —	— —	— —	— —	$ $	16,856 21,965

(1)           For the fiscal year ended December 31, 2011.

(2)           For the fiscal year ended December 31, 2012.

Option/SAR Grants in Last Fiscal Year

We did not grant any stock options to our executive officers or directors from inception through the date of this report.

Director Compensation

We do not currently pay any compensation to our directors other than to Mr. Joseph Levinson, who receives annual cash compensation of $36,000, payable monthly.  We have found such payments to be necessary in order to attract US based directors who are experienced with Chinese companies, are familiar with the accounting differences between the two countries and who have access to US capital markets. As of the date of this report, we have paid the cash through December, 2012.

We entered into Director Agreements with each of the four independent directors on June 13, 2011. We entered into Director Agreements with each of the four independent directors on June 13, 2011. The independent directors shall be paid a cash compensation of $3,000 in arrears. The agreement has terms and conditions customary in an independent director agreement, including non-compete and confidentiality clauses.

Executive Employment Contracts

Guangdong Xingbang has entered into employment agreements with Mr. Xiaohong Yao and Mr. Haigang Song. Each of these employment agreements are based on the form labor contract as required by PRC labor contract laws.  The term of Mr. Yao’s employment is from July 1, 2011 to June 30, 2014 and Mr. Yao is paid a monthly salary of RMB 20,000 (approximately $3,210) as the CEO and President. The term of Mr. Song’s employment is from July 1, 2011 to June 30, 2014. Mr. Song is paid a monthly salary of RMB 9,000 (approximately $1,392) as the interim CFO.  Under these agreements and the PRC labor laws, Guangdong Xingbang is obligated to pay employee compensation equal to one month’s salary for each year Guangdong Xingbang has employed such employee, up to twelve years, upon termination, except, but not limited to, where (1) the employee is held to be criminally liable; (2) the employee’s actions or inactions have resulted in a material adverse effect to Guangdong Xingbang; or (3) the employee seriously violated Guangdong Xingbang’s rule of conduct.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

As of December 31, 2012, there were 81,244,000 shares of common stock outstanding.  The following table sets forth certain information known to us with respect to the beneficial ownership of common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group.  Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the years ended December 31, 2012 and 2011, the Company paid two stockholders (Mr. Yao and Ms. Dongmei Zhong, the wife of Mr. Yao) $155,545 and $151,846 for lease of office premises.

In June 2012, Xinyu Xingbang entered into a lease agreement with Xinyu Xingbang Industry Co., Ltd for office premises whereby the monthly rental is $2,729. The lease starts on July 1, 2012 and expires on June 30, 2015.  Mr. Yao and his spouse own 90% and 10% respectively of the registered capital of Xinyu Xingbang Industry Co., Ltd. For the years ended December 31, 2012 and 2011, Xinyu Xingbang paid the relevant rent to Xinyu Xingbang Industry Co., Ltd. of $16,167 and $0, respectively. We believe the terms of this lease are comparable with what we could have obtained in an arms length transaction with an unaffiliated third party.

In October 2012, Xinyu Xingbang entered into a lease agreement with Xinyu Xingbang Industry Co., Ltd for show rooms and pays a monthly rental of $43,527. The term of the lease starts on October 1, 2012 and expires on September 30, 2016. Mr. Yao and his spouse own 90% and 10% respectively of the registered capital of Xinyu Xingbang Industry Co., Ltd. For the years ended December 31, 2012 and 2011, Xinyu Xingbang paid the relevant rent to Xinyu Xingbang Industry Co., Ltd. of $128,943 and $0, respectively. We believe the terms of this lease are comparable with what we could have obtained in an arms length transaction with an unaffiliated third party.

As  of  December  31,  2012  and  2011,  China  Xingbang  Industry  Investment  Group  Limited  owed  $0  and  $3,561  respectively  to  the  Company  which  is  interest  free, unsecured and repayable on demand. Mr. Yao is the legal representative of China Xingbang Industry Investment Group Limited.

As of December 31, 2012 and 2011, the Company owed $130,582 and $0 respectively to Xinyu Xingbang Industry Co., Ltd for rental expense of show rooms. Mr. Yao and his spouse own 90% and 10% respectively of the registered capital of Xinyu Xingbang Industry Co., Ltd.

As of December 31, 2012 and 2011, the Company owed $5,457 and $10,161 respectively to Zhongshan Xingbang which is interest free, unsecured and repayable on demand. Mr. Yao is the director of Zhongshan Xingbang.

As of December 31, 2012 and 2011, the Company owed $1,605,110 and $0 respectively to Mr. Yao.  The two loans are interest free and unsecured. One of the loans was entered into on May 31, 2012, and the loan period started on June 19, 2012 and is due and payable on June 18, 2013. The other loan was entered into on May 31, 2012, and the loan period started on June 11, 2012 and is due and payable on June 10, 2013.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent registered public accounting firm Baker Tilly Hong Kong, CPA, during the fiscal year ended December 31, 2012 and 2011 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	2012	2011
Audit Fees	$75,253	$90,000
Audit Related Fees*	-	150,000
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$75,253	$240,000

*Baker  Tilly  Hong  Kong  was  paid  $150,000  for  audit  of  the  financial  statements  for  the  period  ended  December  31,  2010  and December 31, 2009 and review of interim period ended on March 31, 2011 in connection with the filing of our Registration Statement on Form 10.

Board of Directors Pre-Approval Policies and Procedures

Our audit committee reviewed and approved all audit services provided by Baker Tilly Hong Kong, and has determined that the firm's provision of such services to us during fiscal 2012 is compatible with and did not impair the independence of Baker Tilly Hong Kong. It is the practice of our director to consider and approve in advance all auditing services provided to us by our independent auditors.

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

(a) (3)  Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant (1)
3.2	Certificate of Amendment to the Articles of Incorporation (1)
3.3	Bylaws of the Registrant (1)
10.1	Share Exchange Agreement (1)
10.2	Consulting Services Agreement dated May 13, 2011 between Guangdong Xingbang and the WFOE (1)
10.3	Operating Agreement dated May 13, 2011 by and among Guangdong Xingbang, its shareholders and the WFOE (1)
10.4	Voting Rights Proxy Agreement dated May 13, 2011 by and among Guangdong Xingbang, its shareholders and the WFOE (1)
10.5	Equity Pledge Agreement dated May 13, 2011 by and among Guangdong Xingbang, its shareholders and the WFOE (1)
10.6	Option Agreement dated May 13, 2011 by and among Guangdong Xingbang, its shareholders and the WFOE (1)
10.7	Unofficial English Translation of Labor Contract between Guangdong Xingbang and Xiaohong Yao (1)
10.8	Unofficial English Translation of Labor Contract between Guangdong Xingbang and Haigang Song (1)
10.9	Unofficial English translation of the Exclusive Advertising Agency Agreement with Shopping Guide Press with respect to Guzhen Lighting Weekly (4)
10.10	Unofficial English translation of the Exclusive Advertising Agency Agreement with Shopping Guide Press with respect to China Ceramic Weekly (4)
10.11	Letter of Authorization from Shopping Guide Press (2)
10.12	Director Agreement dated June 13, 2011 with Joseph Levinson (2)
10.13	Director Agreement dated June 13, 2011 with Gangxian Su (2)
10.14	Director Agreement dated June 13, 2011 with Xingzheng Tan (2)
10.15	Director Agreement dated June 13, 2011 with Fei Wu (2)
10.16	Form of Subscription Agreement (5)
10.17*	Unofficial English translation of the Exclusive Advertising Agency Agreement with Shopping Guide Press with respect to Industry Economy Remark
14.1	Code of Ethics adopted on June 15, 2011 (2)
21.1*	List of Subsidiaries.
31.1*	Certification of CEO pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter adopted on June 15, 2011 (3)
99.2	Compensation Committee Charter adopted on June 15, 2011(3)
99.3	Nominating and Corporate Governance Committee Charter adopted on June 15, 2011(3)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Extension Presentation Linkbase Document

(1)    Incorporated by reference to the Company’s Registration Statement of Form 10 (File Number 000-54429) filed on June 6, 2011.
(2)    Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement of Form 10 filed on July 19, 2011.
(3)    Incorporated by reference to Post-Effective Amendment No. 1 to the Company’s Registration Statement of Form 10 filed on August 9, 2011.
(4)    Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement of Form 10 filed on July 19, 2011. Certain provisions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.
(5)    Incorporated by reference to the Registration Statement on Form S-1 filed on November 18, 2011.
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

China Xingbang Industry Group Inc.

Date: April 1, 2013	By:	/s/ Xiaohong Yao
Xiaohong Yao, Chairman, President and CEO
(principal executive officer)

	By:	/s/ Haigang Song
Haigang Song, Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 1, 2013	/s/ Xiaohong Yao
Xiaohong Yao, Chairman of the Board of Directors, President
and CEO (principal executive officer)

April 1, 2013	/s/ Haigang Song
Haigang Song, Chief Financial Officer
(principal financial and accounting officer)

April 1, 2013	/s/ Xiaole Zhan
Xiaole Zhan, Director

April 1, 2013	/s/ Joseph Levinson
Joseph Levinson, Director

April 1, 2013	/s/ Gangxian Su
Gangxian Su, Director

April 1, 2013	/s/ Xingzheng Tan
Xingzheng Tan, Director

April 1, 2013	/s/ Fei Wu
Fei Wu, Director

CHINA XINGBANG INDUSTRY GROUP INC.
 CONSOLIDATED FINANCIAL STATEMENTS AS OF
DECEMBER 31, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Director and Stockholders of:
China Xingbang Industry Group Inc.

We have audited the accompanying consolidated balance sheets of China Xingbang Industry Group Inc. and subsidiaries and variable interest entities, as of December 31, 2012 and 2011 and the related statements of operations and comprehensive loss, shareholders' equity (deficit) and cash flows for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Xingbang Industry Group Inc. and subsidiaries and variable interest entities, as of December 31, 2012 and 2011, the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s operations resulted in a net loss of $1,828,546 and used cash in operations of $518,047 for the year ended December 31, 2012.  As of December 31, 2012, the Company had an unappropriated accumulated deficit of $1,830,964 and a working capital deficiency of $2,219,805. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/BAKER TILLY HONG KONG LIMITED
Certified Public Accountants

Hong Kong

April 1, 2013

CHINA XINGBANG INDUSTRY GROUP INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2012	2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$197,530	$199,188
Accounts receivable, net	-	1,497,482
Prepaid expenses and other current assets	97,568	80,358
Deferred tax assets	-	69,708
Due from a related company	-	3,561
Total Current Assets	295,098	1,850,297

PROPERTY AND EQUIPMENT, NET	354,420	260,110

WEBSITE DEVELOPMENT COST, NET	445,930	344,355

CONSTRUCTION IN PROGRESS	761,726	-
TOTAL ASSETS	$1,857,174	$2,454,762

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,183	$19,670
Deferred revenue	72,533	279,117
Other payables and accrued expenses	632,071	897,074
Income tax payable	66,967	66,282
Due to a director	1,605,110	-
Due to related companies	136,039	10,161
Total Current Liabilities	2,514,903	1,272,304

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock ($0.001 par value, 60,000,000 shares
authorized, no shares issued as of December 31,
2012 and 2011)	-	-
Common stock ($0.001 par value, 300,000,000 shares
authorized 81,244,000 and 81,244,000 shares
issued and outstanding as of December 31, 2012
and 2011 respectively)	81,244	81,244
Additional paid-in capital	959,330	959,330
Unappropriated accumulated deficit	(1,830,964)	(2,418)
Appropriated retained earnings	72,493	72,493
Accumulated other comprehensive income	60,168	71,809
Total Stockholders' (Deficit) Equity	(657,729)	1,182,458

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,857,174	$2,454,762

CHINA XINGBANG INDUSTRY GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31
	2012	2011

REVENUE
Advertising	$389,483	$1,385,943
Consulting service	235,840	1,784,411
E-commerce	-	1,438,960
Total revenue	625,323	4,609,314

COST OF REVENUE
Advertising	170,195	686,533
Consulting service	76,024	137,928
E-commerce	529,875	338,784
Total cost of revenue	776,094	1,163,245

GROSS (LOSS) PROFIT	(150,771)	3,446,069

OPERATING EXPENSES
Selling expenses	866,875	2,085,022
General and administrative expenses	941,489	1,280,119
Depreciation - property and equipment	96,733	113,942
Total operating expenses, net	1,905,097	3,479,083

NET LOSS FROM OPERATIONS	(2,055,868)	(33,014)

OTHER INCOME (EXPENSES)
Interest income	5,016	3,453
Interest expenses on note payable	-	(6,326)
Other income	293,831	8,625
Other expenses	(3,119)	(17,579)
Gain (loss) on disposal of property and equipment	1,151	(7,188)
Total other income (expenses), net	296,879	(19,015)

NET LOSS BEFORE TAXES	(1,758,989)	(52,029)

Income tax expense	(69,557)	(122,064)

NET LOSS	(1,828,546)	(174,093)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss) gain	(11,641)	69,437

COMPREHENSIVE LOSS	$(1,840,187)	$(104,656)

Net loss per share - basic and diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding during the year
- basic and diluted	81,244,000	80,341,685

CHINA XINGBANG INDUSTRY GROUP INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Unappropriated retained		Accumulated
	Common stock		Additional	earnings	Appropriated	other
	Number of		paid-in	(accumulated	retained	comprehensive
	shares	Amount	capital	deficit)	earnings	gain (loss)	Total

Balance at December 31, 2010 (combined)	79,999,000	$79,999	$524,121	$235,070	$9,098	$2,372	$850,660
Issuance of shares	1,000	1	-	-	-	-	1
Recapitalization	-	-	50,813	-	-	-	50,813
Shares issued to employees for cash
($0.31 per share)	264,300	264	81,669	-	-	-	81,933
Shares issued to third parties for cash
($0.31 per share)	979,700	980	302,727	-	-	-	303,707
Net loss for the year	-	-	-	(174,093)	-	-	(174,093)
Foreign currency translation gain	-	-	-	-	-	69,437	69,437
Transfer to statutory surplus reserve	-	-	-	(63,395)	63,395	-	-

Balance at December 31, 2011 (consolidated)	81,244,000	81,244	959,330	(2,418)	72,493	71,809	1,182,458
Net loss for the year	-	-	-	(1,828,546)	-	-	(1,828,546)
Foreign currency translation loss	-	-	-	-	-	(11,641)	(11,641)
Balance at December 31, 2012 (consolidated)	81,244,000	$81,244	$959,330	$(1,830,964)	$72,493	$60,168	$(657,729)

CHINA XINGBANG INDUSTRY GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,828,546)	$(174,093)
Adjusted to reconcile net loss to cash used in operating activities:
Depreciation - property and equipment	96,733	113,942
Amortization - website development cost	152,287	125,144
Impairment of website development cost	-	15,086
(Gain) loss on disposal of property and equipment	(1,151)	7,188
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	1,493,836	(1,415,808)
Prepaid expenses and other current assets	(16,181)	29,705
Deferred tax assets	69,538	113,620
Increase (decrease) in:
Accounts payable	(17,466)	(28,426)
Deferred revenue	(206,814)	(649,560)
Other payables and accrued expenses	(260,289)	381,458
Income tax payable	6	(61,002)
Net cash used in operating activities	(518,047)	(1,542,746)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(189,728)	(100,542)
Payments for construction in progress	(752,169)	-
Payments for website development cost	(259,566)	(306,801)
Proceeds from disposals of property and equipment	3,649	3,460
Advances from related companies	3,552	1,084,442
Advances from a director	-	91,633
Net cash (used in) provided by investing activities	(1,194,262)	772,192

CASH FLOWS FROM FINANCING ACTIVITIES
Bank loan repaid	-	(309,454)
Proceeds from issuance of shares	-	386,885
Contribution by stockholders	-	39,906
Advances (repayments) from (to) related companies	124,196	(9,284)
Repayments to a director	(9,256,232)	-
Advances from a director	10,841,203	-
Net cash provided by financing activities	1,709,167	108,053

EFFECT OF EXCHANGE RATES ON CASH	1,484	123,750

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,658)	(538,751)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	199,188	737,939

CASH AND CASH EQUIVALENTS AT END OF YEAR	197,530	199,188

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$-	$6,326
Cash paid for income tax	$19	$89,918

CHINA XINGBANG INDUSTRY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)	Organization

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

Xinyu Xingbang Information Industry Co., Ltd (“Xinyu Xingbang”) was incorporated in the PRC on June 11, 2012 for the purpose of continuing the business of Guangdong Xingbang as Guangdong Xingbang winds down its operations. Pursuant to the Articles of Associations of Xinyu Xingbang, Guangdong Xingbang and the WFOE each invested $787,030 (RMB 5,000,000) in Xinyu Xingbang and each owns 50% of the equity interest of Xinyu Xingbang. Under the Xinyu Xingbang Articles of Association, the WFOE is entitled to appoint the sole director and all members of the management team of Xinyu Xingbang and the WFOE is entitled to receive 99.99% of Xinyu Xingbang’s net profit. Based on the relevant PRC regulations, an Internet Content Provider license, or ICP license, issued by the Chinese Ministry of Industry and Information Technology, is required for Xinyu Xingbang to conduct business as currently contemplated.  In order to be granted the ICP license, foreign investor’s ownership of Xinyu Xingbang cannot exceed 50%. Xinyu Xingbang obtained its ICP license in February 2013. Guangdong Xingbang will gradually wind down its operations and Xinyu Xingbang will carry out Guangdong Xingbang’s business except that Guangdong Xingbang will fulfill its contractual obligations under the existing customer contracts.

Pursuant to (i) a series of contractual arrangements between the WFOE, Guangdong Xingbang and all the stockholders of Guangdong Xingbang (ii) the share exchange agreement between China Xingbang, Xingbang BVI and all the stockholders of Xingbang BVI, and (iii) the WFOE’s 50% equity ownership of Xinyu Xingbang, the results of all these entities are consolidated together. Since they are under common control, the contractual arrangements and share exchange were accounted for as a reorganization of entities under common control (See Note 2(A)).

(B)	Principles of consolidation

The accompanying consolidated group financial statements of China Xingbang Industry Group Inc., its subsidiaries and variable interest entities (“VIE”) (collectively the “Group”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

All significant inter-company accounts and transactions have been eliminated in consolidation.

(C)	Use of estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(D)	Cash and cash equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with banks with a maturity of less than three months.

(E)	Variable interest entity

In accordance with Accounting Standards Codification, or ASC 810, the Company analyzes its variable interests including its equity investments. The Company determines its interests in potential VIEs and then assesses whether the Company is the primary beneficiary of each VIE. If the Company determines it is the primary beneficiary of a VIE, the Company consolidates its assets, liabilities, results of operations and cash flows (see note 2A). If the Company is not the primary beneficiary, the Company accounts for such interests using other applicable GAAP.

(F)	Accounts receivable

The Company extends unsecured credit to its individual customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history with the customers and current relationships with them. The Company had no accounts receivable and thus no allowance for doubtful accounts as of December 31, 2012.

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

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives.  The estimated useful lives are as follows:

Leasehold improvements	10 years (or the lease term, if shorter)
Motor vehicles	5 years
Office equipment	5 years

(H)	Website development cost

Under Accounting Standards Codification, or ASC 350-50, Intangibles—Goodwill and Other—Website Development Cost, website development cost is stated at cost, less accumulated amortization and is amortized over 3 years from the date the costs was incurred.

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

ASC 820 Fair Value Measurements and Disclosures define fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).” The standard establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. ASC 820, among other things, requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820 as the carrying values of cash and cash equivalents, accounts receivable, net, other current assets, due from/to related companies and a director, accounts payable, other payables and accrued expenses and income tax payable approximate their fair values due to the short maturities of these instruments.

The carrying amounts of the Company's financial instruments at December 31 are summarized as follows:

	2012	2011
Financial assets:
Cash and cash equivalents	$197,530	$199,188
Accounts receivable, net	-	1,497,482
Other current assets	21,084	68,521
Due from a related company	-	3,561
Financial Liabilities:
Accounts payable	2,183	19,670
Other payables and accrued expenses	632,071	897,074
Income tax payable	66,967	66,282
Due to a director	1,605,110	-
Due to related companies	136,039	10,161

(K)	Revenue recognition

The Company recognizes revenues under ASC 605, Revenue Recognition when all of the following have occurred: persuasive evidence of arrangement with the customer, services have been performed, fees are fixed or determinable and collectability of the fees is reasonably assured.

Advertising

The Company previously published two weekly newspaper, namely “Guzhen Lighting Weekly” and “China Ceramic Weekly”.  The newspaper were distributed free of charge to manufacturers, dealers, accessory providers and decoration designers engaged in lighting and ceramics industries in the PRC. During the second quarter of 2012, the printing and publication of the two newspaper were combined into one, namely “Industry Economy Review”. The combined newspaper is distributed free of charge to general distributors engaged in the home furnishings industry in the PRC. The Company derives revenue from the sale of advertising space in the newspaper. Newspaper advertising contracts generally have a term of one year or less. The customers usually pay the fees in advance which are recorded as deferred revenue under current liabilities. The advertising revenue is recognized as income when the advertisements are published in the newspaper or the related advertising services are rendered.

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

E-Commerce

The Company provides various e-commerce services to its clients in the PRC based on a negotiated fixed-price time contract for use of its online platform. The clients usually pay the fees in advance when the contract is signed or before the use of e-commerce. The Company recognizes these services-based revenues from contracts when (i) services are rendered; (ii) clients recognized the completion of services; and (iii) collectability is reasonably assured. Fees received in advance are recorded as deferred revenue under current liabilities. The Company also develops other sources of revenue and charges commission on transactions made through the Ju51 mall. Pursuant to the board of directors’ resolution on February 14, 2012, the Company waived the fee for the use of the platform from October 1, 2011 to June 30, 2012 by the channel service providers so as to compensate for loss incurred by the channel service providers due to low sales volume in Ju51 mall. In June 2012, the Company terminated all contracts with channel service providers due to the fact that they did not meet the agreed operating goals. Management decided to have the technical service stations act as distributors and promote its services and generate revenue in local markets. Accordingly, the Company does not expect revenues to be generated from service charges until the first quarter of 2013 at the earliest.

(L)	Cost of revenue

Cost of advertising

Cost of advertising mainly includes printing cost, editorial fees, agent fees and business tax which are recognized as the costs are incurred.

Cost of consulting service

Cost of consulting services mainly includes the salaries of consulting service providers and business tax related to the service.

Cost of e-commerce

Cost of e-commerce mainly includes amortization of website development cost, salaries of website administrators and business tax related to the service.

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

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the profit or loss, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax asset and liabilities on a net basis. As of December 31, 2012 and 2011, the Company’s net deferred tax assets amounted to $0 and $69,708, respectively.

(N)	Foreign currency transactions

The reporting currency of the company is the United States Dollar ("US$"). China Xingbang, Xingbang BVI, Xingbang HK, Guangzhou Xingbang, Guangdong Xingbang and Xinyu Xingbang maintain their accounting records in their functional currencies of US$, Hong Kong Dollars (“HK$”), or HK$, and Renminbi (“RMB”) or RMB. Foreign currency transactions during the year are translated to the functional currency at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statement of operations.

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

The exchange rates used to translate amounts in HK$ and RMB into US$ for the purposes of preparing the financial statements were as follows:

	December 31, 2012	December 31, 2011
Balance sheet items, except for share capital, additional paid-in capital and retained earnings as of year ended	US$1=HK$7.8 =RMB6.2301	US$1=HK$7.8 =RMB6.2939

Amounts included in the statements of operations and cash flows for the year	US$1=HK$7.8 =RMB6.3093	US$1=HK$7.8 =RMB6.4630

The translation loss recorded for the year ended December 31, 2012 was $11,641. The translation gain recorded for the year ended December 31, 2011 was $69,437.

No presentation is made that RMB amounts have been, or would be, converted into US$ at the above rates. Although the Chinese government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that RMB could be converted into US$ at that rate or any other rate.

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in PRC’s political and economic conditions, Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US$ reporting.

(O)	Other comprehensive (loss) income

The foreign currency translation gain or losses resulting from translation of the financial statements expressed in HK$ and RMB to US$ are reported as other comprehensive income (loss) in the statements of operations and stockholders’ equity (deficit). Other comprehensive loss for the year ended December 31, 2012 was $11,641. Other comprehensive income for the year ended December 31, 2011 was $69,437.

(P)	Segments

ASC 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined it has three reportable segments, advertising, consulting service and e-commerce. (See Note 12).

(Q)	Recent Accounting Pronouncements

There have been no new accounting pronouncements during the year ended December 31, 2012 that are of significance, or potentially significance, to us.

2.         GROUP RESTRUCTURING

(A)	VIE

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

As required by ASC 810-10, the Company performs a qualitative assessment to determine whether the Company remains the primary beneficiary of Guangdong Xingbang, which also owns 50% of the equity interest of Xinyu Xingbang.  A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and the parties involved in the design of the entity. The Company’s assessment on the involvement with Guangdong Xingbang reveals that the Company has the absolute power to direct the most significant activities that impact the economic performance of Guangdong Xingbang and Xinyu Xingbang. Under the accounting guidance, the Company is deemed to be the primary beneficiary of Guangdong Xingbang and the results of Guangdong Xingbang and Xinyu Xingbang are consolidated in the Company’s group financial statements for financial reporting purposes. As of December 31, 2012 and 2011, the Company has no equity interest in Guangdong Xingbang, none of the Company’s assets serve as collateral for Guangdong Xingbang; creditors of Guangdong Xingbang have no recourse to the Company; and the Company has not provided any guarantees to Guangdong Xingbang.

The assets and liabilities associated with Guangdong Xingbang and Xinyu Xingbang are consolidated and presented on a gross basis, prior to consolidation adjustments with other entities in the Group, and are as follows:

	As of December 31,
	2012	2011

Cash and cash equivalents	$138,982	$141,860
Accounts receivable, net	-	1,497,482
Prepaid expenses and other current assets	83,568	79,938
Deferred tax assets	-	69,708
Due from a related company	-	3,561
Due from group companies	1,134,828	476,199
Property and equipment, net	354,420	260,110
Website development cost, net	445,930	344,355
Construction in progress	761,726	-
Total assets	$2,919,454	$2,873,213

Accounts payable	$2,183	$19,670
Deferred revenue	72,533	279,117
Other payables and accrued expenses	585,485	559,421
Income tax payable	66,967	66,282
Due to a group company	720,374	395,303
Due to a director	802,555	-
Due to related companies	136,039	10,161
Total current liabilities	2,386,136	1,329,954
Equity of variable interest entities	533,318	1,543,259
Total liabilities and equity	$2,919,454	$2,873,213

As of December 31, 2012, the Company agreed to waive the management fee payable by Guangdong Xingbang for a period of 3 years from May 13, 2011 to May 12, 2014 in order for Guangdong Xingbang to keep enough cash to fund its e-commerce business.

The liabilities recognized as a result of consolidating the VIE do not necessarily represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the consolidated VIE.  Conversely, assets recognized as a result of consolidating the VIE do not represent additional assets that could be used to satisfy claims by the Company’s creditors as they are not legally included within the Company’s general assets.

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

Accordingly, these consolidated financial statements include the following:

1.	The balance sheets consisting of the net assets of the acquirer and acquiree at historical cost; and
2.	The statements of operations including the operations of the acquirer and acquiree for the periods presented.

3.         GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s operations resulted in a net loss of $1,828,546 and used cash in operations of $518,047 for the year ended December 31, 2012.  As of December 31, 2012, the Company had an unappropriated accumulated deficit of $1,830,964 and a working capital deficiency of $2,219,805.

In the course of its development activities, the Company continues to sustain losses. The Company predicts that it will start generating profits in 2013. The Company expects to finance its operations primarily through capital contributions from a director. The Company borrowed from a director a net amount of $1,584,971 during 2012, and the director agreed to lend more funds to the Company as needed for management to execute its business plan for at least the next twelve months.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until such time as it can generate sources of recurring revenues and to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.         ACCOUNTS RECEIVABLE, NET

Accounts receivable at December 31, consisted of the following:

	2012	2011

Accounts receivable	$-	$1,497,482
Less: allowance for doubtful accounts	-	-
	$-	$1,497,482

In 2012, the Company collected all the accounts receivable as of December 31, 2011, and determined that it would not render any service until the customer has paid the retainer. Therefore accounts receivable as of December 31, 2012 was $0.

As of December 31, 2011, the Company considered all accounts receivable collectable as all trade debts were received subsequent to the balance sheet date and has not recorded a provision for doubtful accounts.

5.         PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31 consisted of the following:

	2012	2011

Advances to staff	$-	$60,629
Prepaid expenses	76,484	11,837
Rental and other deposits paid	4,815	2,868
Other receivables	16,269	5,024
	$97,568	$80,358

6.         PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment, net at December 31:

	2012	2011
Leasehold improvements	$93,178	$9,827
Office equipment	405,620	298,204
Motor vehicles	302,918	312,177
	801,716	620,208
Less: accumulated depreciation	(447,296)	(360,098)
	$354,420	$260,110

Depreciation expenses for the years ended December 31, 2012 and 2011 were $96,733 and $113,942 respectively. Gain on disposal of property and equipment for the year ended December 31, 2012 was $1,151 and loss on disposal of property and equipment for the year ended December 31, 2011 was $7,188.

7.         WEBSITE DEVELOPMENT COST, NET

The following is a summary of website development cost, net at December 31:

	Gross		Net
	carrying	Accumulated	carrying
	amount	amortization	value

2012	$773,430	$327,500	$445,930

2011	$529,096	$184,741	$344,355

Amortization expenses related to website development cost recognized as cost of sales, e-commerce, for the years ended December 31, 2012 and 2011 was $152,287 and $125,144, respectively. Impairment of website development cost for the years ended December 31, 2012 and 2011 was $0 and $15,086, respectively.

Expected future amortization expense related to website development cost is as follows:

2013	$187,752
2014	184,138
2015	74,040
$445,930

 8.        CONSTRUCTION IN PROGRESS

As of December 31, 2012 and 2011, the Company had construction in progress of $761,726 and $0, respectively. The construction in progress as of December 31, 2012 represents the leasehold improvement projects for the 7 show rooms that Xinyu Xingbang leased from October 1, 2012 to September 30, 2016. The Company will invite furniture suppliers and service providers to hold exhibitions in these showrooms when the construction is completed.

Xinyu Xingbang leases these show rooms from Xinyu Xingbang Industry Co., Ltd. under an operating lease at a monthly rental of $43,527. The Chief Executive Officer of the Company Mr. Xiaohong Yao (“Mr. Yao”) and his spouse own 90% and 10% respectively of the registered capital of Xinyu Xingbang Industry Co., Ltd.

9.        OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses at December 31 consisted of the following:

	2012	2011

Customer deposits and prepayments	$105,603	$177,156
Business and other taxes payable	2,364	107,569
Other payables	447,461	67,325
Accrued expenses	76,643	545,024
	$632,071	$897,074

10.      OTHER INCOME

For the years ended December 31, 2012 and 2011, the Company recorded other income of $293,831 and $8,625 respectively. During the year 2011, the Company accrued $278,709 (RMB $1.8 million) of consulting fees with a consulting firm that helped the Company with the process of listing its securities in the US and raising capital. According to the agreement, the Company is not obligated to make the payment until capital is raised. As of December 31, 2012, the Company did not raise any capital and the Company is therefore not obligated to pay this amount. Under the mutual agreement between the Company and the consulting firm on December 30, 2012, the consulting fee was waived. Therefore, the accrual of $278,709 professional fee was reversed in 2012 and recorded as other income.

11.      INCOME TAX

China Xingbang was incorporated in the United States on April 12, 2011 and has net operating loss carry forwards for income taxes amounting to approximately $816,380 as of December 31, 2012 which may be available to reduce future years’ taxable income. These net operating loss carry forwards will expire, if not utilized, commencing in 2030. Management believes that the realization of the benefits from these losses appears uncertain due to the China Xingbang’s limited operating history and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no net deferred tax asset benefit has been recorded. The respective valuation allowance at December 31, 2012 was approximately $277,569. The net change in the valuation allowance for 2012 was an increase of approximately $3,303.

Xingbang BVI was incorporated in the BVI on March 24, 2011 and under current laws of the BVI and is not subject to tax on income.

Xingbang HK was incorporated in Hong Kong and is subject to the income tax regulation of Hong Kong. No provision for income tax has been made. Xingbang HK has incurred operating loss for the year ended December 31, 2012. The tax loss cannot be carried forward to reduce future years’ taxable income as there was no revenue earned during the year.

Guangzhou Xingbang was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable income tax rate is 25%. Guangzhou Xingbang did not have any revenue during the year ended December 31, 2012 and, accordingly, no income tax has been provided.

Guangdong Xingbang was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable income tax rate is 25%. Starting in 2009, the Company was qualified as a "new or high-technology enterprise" in which its income tax rate is reduced to 15%. No provision for income tax has been made as Guangdong Xingbang did not have assessable net income for the year. Guangdong Xingbang has net operating loss carry forwards for income taxes amounting to approximately $435,537 as of December 31, 2012 which may be available to reduce future years’ taxable income. These net operating loss carry forwards will expire, if not utilized, commencing in 2016. Management believes that the realization of the benefits from these losses appears uncertain due to the Guangdong Xingbang’s limited operating history and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no net deferred tax asset benefit has been recorded. Together with other temporary differences, the net valuation allowance at December 31, 2012 was approximately $130,034. The net change in the valuation allowance for 2012 was an increase of approximately $85,634.

Xinyu Xingbang was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable income tax rate is 25%.  No provision for income tax has been made as Xinyu Xingbang did not have assessable net income for the year. Xinyu Xingbang has net operating loss carry forwards for income taxes amounting to approximately $224,161 as of December 31, 2012 which may be available to reduce future years’ taxable income. These net operating loss carry forwards will expire, if not utilized, commencing in 2017. Management believes that the realization of the benefits from these losses appears uncertain due to Xinyu Xingbang’s limited operating history and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no net deferred tax asset benefit has been recorded. Together with other temporary differences, the net valuation allowance at December 31, 2012 was approximately $88,626. The net change in the valuation allowance for 2012 was an increase of approximately $88,626.

The income tax expense for 2012 and 2011 is summarized as follows:

	2012	2011

Current	$19	$5,542
Deferred	69,538	116,522
	$69,557	$122,064

The tax effects of significant items comprising deferred tax assets as of December 31, 2012 and 2011 are as follows:

	2012	2011

Deferred tax assets:
Depreciation and amortization of property and equipment and website development cost	$20,818	$18,534
Prepaid expenses	8,126	2,383
Deferred revenue	26,377	45,362
Payables and accrued expenses	41,968	2,485
Tax loss	398,940	322,589
	496,229	391,353
Deferred tax liabilities
Accounts receivable	-	(2,979)
	496,229	388,374
Valuation allowance	(496,229)	(318,666)
	$-	$69,708

The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011

Loss before income taxes	$(1,758,989)	$(52,029)

Tax at PRC statutory income tax rate of 25%	(439,747)	(13,007)
Effect of different tax rates of subsidiaries operating in other jurisdiction	120,934	(148,075)
Non-deductible expenses	229,883	277,604
Utilisation of tax losses	(19,095)	-
Under-provision in prior year	-	5,542
Valuation allowance	177,563	-
Others	19	-
Income tax expenses	$69,557	$122,064

12.           SEGMENTS

               The Company operates in three reportable segments, advertising, consulting services and e-commerce. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated on consolidation. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the years ended December 31, 2012 and 2011:

2012	Advertising	Consulting Services	E-commerce	Elimination	Total
Revenues	$579,769	$235,840	$-	$(190,286)	$625,323
Gross profit (loss)	219,288	159,816	(529,875)	-	(150,771)
Net (loss) income	(995,429)	58,943	(868,865)	-	(1,805,351)
Total assets	1,044,320	84,675	728,179	-	1,857,174
Capital expenditure	697,004	56,514	447,945	-	1,201,463
Depreciation and amortization	71,582	5,804	171,634	-	249,020

2011	Advertising	Consulting Services	E-commerce	Total
Revenues	$1,385,943	$1,784,411	$1,438,960	$4,609,314
Gross profit	699,410	1,646,483	1,100,176	3,446,069
Net (loss) income	(1,519,230)	1,491,454	676,815	649,039
Total assets	1,667,222	126,624	660,916	2,454,762
Capital expenditure	79,428	6,033	321,882	407,343
Depreciation and amortization	90,014	6,837	142,235	239,086

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information

			2012	2011
Total net (loss) income for reportable segments			$(1,805,351)	$649,039

Unallocated amounts relating to corporate operations			(23,195)	(823,132)
Total net loss			$(1,828,546)	$(174,093)

13.      STOCKHOLDERS’ EQUITY

(A)	Common stock

On May 13, 2011, the Company issued 79,999,000 shares of common stock in reverse merger for the recapitalization of Xingbang BVI and re-organization of China Xingbang.

On May 13, 2011, the Company issued 1,000 shares of common stock to the Chief Executive Officer at par value totaling $1 for cash upon formation of the Company.

Stock to be issued for private placement

On September 20, 2011, the Company entered into several Subscription Agreements with a number of employees and third parties relating to subscription of 1,244,000 shares of common stock of the Company to be issued at an offering price of $0.31 (RMB $2) per share for a total cash consideration of $385,640. As of December 31, 2011, the total cash consideration was fully settled.

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

For the years ended December 31, 2012 and 2011, the Company’s contractually controlled affiliate appropriated $0 and $63,395 respectively to its reserve funds based on its net income in accordance with the laws and regulations of the PRC.

14.      COMMITMENTS AND CONTINGENCIES

(A)	Defined contribution retirement plans

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the years ended December 31, 2012 and 2011 were $86,016 and $125,956 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B)	Capital commitment

In December 2012, Xinyu Xingbang entered into an agreement to purchase office furniture from a supplier. The total contract amount was $11,146 (RMB 69,440) and Xinyu Xingbang paid $3,210. As of December 31, 2012, the Company had outstanding capital commitments of $7,936.

(C)	Rental leases commitment

Guangdong Xingbang leases office premises from two stockholders (Mr. Yao and his wife) pursuant to a lease agreement and pays a monthly rental of $13,127, which expires on December 31, 2012. Guangdong Xingbang renewed the lease with a one-year term and is obligated to pay monthly rent of approximately RMB 93,000 (approximately $14,928) until December 31, 2013.

Xinyu Xingbang leases office premises from Xinyu Xingbang Industry Co., Ltd pursuant to a lease agreement and pays a monthly rental of $2,729 which expires on June 30, 2015. Mr. Yao and his spouse own 90% and 10% respectively of the registered capital of Xinyu Xingbang Industry Co., Ltd.

Xinyu Xingbang leases showrooms from Xinyu Xingbang Industry Co., Ltd pursuant to a lease agreement and pays a monthly rental of $43,527 which expires on September 30, 2016.

As of December 31, 2012, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:

For the fiscal years ending December 31,
2013	$734,204
2014	555,073
2015	538,701
2016	391,747
Total	$2,219,725

15.      RELATED PARTY TRANSACTIONS

For the years ended December 31, 2012 and 2011, the Company paid two stockholders (Mr. Yao and his wife) $155,545 and $151,846 for lease of office premises.

In June 2012, Xinyu Xingbang entered into a lease agreement with Xinyu Xingbang Industry Co., Ltd for office premises whereby the monthly rental is $2,729. The lease starts on July 1, 2012 and expires on June 30, 2015.  Mr. Yao and his spouse own 90% and 10% respectively of the registered capital of Xinyu Xingbang Industry Co., Ltd. For the years ended December 31, 2012 and 2011, Xinyu Xingbang paid the relevant rent to Xinyu Xingbang Industry Co., Ltd. of $16,167 and $0, respectively.

In October 2012, Xinyu Xingbang entered into a lease agreement with Xinyu Xingbang Industry Co., Ltd for showrooms and pays a monthly rental of $43,527. The term of the lease starts on October 1, 2012 and expires on September 30, 2016. Mr. Yao and his spouse own 90% and 10% respectively of the registered capital of Xinyu Xingbang Industry Co., Ltd. For the years ended December 31, 2012 and 2011, Xinyu Xingbang paid the relevant rent to Xinyu Xingbang Industry Co., Ltd. of $128,943 and $0, respectively.

As of December 31, 2012 and 2011, China Xingbang Industry Investment Group Limited owed $0 and $3,561 respectively to the Company which is interest free, unsecured and repayable on demand. Mr. Yao is the legal representative of China Xingbang Industry Investment Group Limited.

As of December 31, 2012 and 2011, the Company owed $130,582 and $0 respectively to Xinyu Xingbang Industry Co., Ltd for rental expense of showrooms. Mr. Yao and his spouse own 90% and 10% respectively of the registered capital of Xinyu Xingbang Industry Co., Ltd.

As of December 31, 2012 and 2011, the Company owed $5,457 and $10,161 respectively to Zhongshan Xingbang Purchase & Exhibition Service Co., Ltd (“Zhongshan Xingbang”) which is interest free, unsecured and repayable on demand. Mr. Yao is the director of Zhongshan Xingbang.

As of December 31, 2012 and 2011, the Company owed $1,605,110 and $0 respectively to Mr. Yao.  The two loans are interest free and unsecured. One of the loans was entered into on May 31, 2012, and the loan period started on June 19, 2012 and is due and payable on June 18, 2013. The other loan was entered into on May 31, 2012, and the loan period started on June 11, 2012 and is due and payable on June 10, 2013.

16.      CONCENTRATIONS AND RISKS

As of December 31, 2012 and 2011, 100% of the Company’s assets were located in the PRC and Hong Kong and 100% of the Company’s revenues were derived from customers located in the PRC.

Details of the suppliers accounting for 10% or more of the Company’s purchases are as follows:

	Supplier A	Supplier B	Supplier C
For the years ended December 31,
2012	66%	16%	15%
2011	51%	31%	18%

As of December 31, 2012 and 2011, the accounts payable for these suppliers were $2,183 and $19,670 respectively.

Details of the customers accounting for 10% or more of the Company’s sales are as follows:

Customer A
For the year ended December 31, 2012	25%

As of December 31, 2012 and 2011, the accounts receivable from this customer were $0 and $0 respectively.

During the year ended December 31, 2012, the Company had no customer accounting for 10% or more of the Company’s total revenue.

17.      SUBSEQUENT EVENTS

In February 2013, Xinyu Xingbang obtained its ICP license, which allows the entity to conduct business in the field of e-commerce in the PRC.

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that except for the above, there were no subsequent events or transactions which would require recognition or disclosure in the financial statements, other than noted herein.