Form 10-Q
period 2013-03-31
China Xingbang Industry Group Inc.
filed 2013-05-15
CIK 1521222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 81,244,000 shares of Common Stock, par value $0.001, as of May 15, 2013.

CHINA XINGBANG INDUSTRY GROUP INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

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

PART I

Item 1.  Financial Information

CHINA XINGBANG INDUSTRY GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013

CONTENTS

Pages

Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	F-2

Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2013 and 2012 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (Unaudited)	F-4

Notes to the Consolidated Financial Statements (Unaudited)	F-5 – F-12

CHINA XINGBANG INDUSTRY GROUP INC.
CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$587,872	$197,530
Prepaid expenses and other current assets	56,183	97,568
Total Current Assets	644,055	295,098

PROPERTY AND EQUIPMENT, NET	364,856	354,420

WEBSITE DEVELOPMENT COST, NET	412,773	445,930
CONSTRUCTION IN PROGRESS	793,634	761,726
TOTAL ASSETS	$2,215,318	$1,857,174

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$-	$2,183
Deferred revenue	61,158	72,533
Other payables and accrued expenses	546,798	632,071
Income tax payable	67,591	66,967
Due to shareholders	1,655,020	1,605,110
Due to related companies	1,241,435	136,039
Total Current Liabilities	3,572,002	2,514,903

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock ($0.001 par value, 60,000,000 shares authorized, no shares issued as of March 31, 2013 and December 31, 2012)	-	-
Common stock ($0.001 par value, 300,000,000 shares authorized 81,244,000 shares issued and outstanding as of March 31, 2013
and December 31, 2012)	81,244	81,244
Additional paid-in capital	959,330	959,330
Unappropriated accumulated deficit	(2,526,298)	(1,830,964)
Appropriated retained earnings	72,493	72,493
Accumulated other comprehensive income	56,547	60,168
Total Stockholders' Deficit	(1,356,684)	(657,729)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,215,318	$1,857,174

CHINA XINGBANG INDUSTRY GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended March 31,
	2013	2012
REVENUE
Advertising	$6,757	$117,017
Consulting service	4,821	49,589
E-commerce	-	-
Total revenue	11,578	166,606

COST OF REVENUE
Advertising	9,750	125,383
Consulting service	19,488	18,542
E-commerce	124,694	75,479
Total cost of revenue	153,932	219,404

GROSS LOSS	(142,354)	(52,798)

OPERATING EXPENSES
Selling expenses	190,380	158,721
General and administrative expenses	336,686	161,665
Impairment of website development cost	-	10,460
Depreciation – property and equipment	25,607	26,293
Total Operating Expenses, net	552,673	357,139

NET LOSS FROM OPERATIONS	(695,027)	(409,937)

OTHER (EXPENSES) INCOME, NET
Interest income	538	378
Other income	-	37
Other expenses	(845)	(908)
Gain on disposal of property and equipment	-	2,300
Total Other (Expenses) Income, net	(307)	1,807

NET LOSS BEFORE TAXES	(695,334)	(408,130)

Income tax benefit	-	53,514

NET LOSS	(695,334)	(354,616)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(3,621)	(1,644)

TOTAL COMPREHENSIVE LOSS	$(698,955)	$(356,260)

Net loss per share
- basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the period
- basic and diluted	81,244,000	81,244,000

CHINA XINGBANG INDUSTRY GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(695,334)	$(354,616)
Adjusted to reconcile net loss to net cash used in operating activities:
Depreciation – property and equipment	25,607	26,293
Amortization - website development cost	58,767	27,135
Impairment of website development cost	-	10,460
Gain on disposal of property and equipment	-	(2,300)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	-	1,493,685
Prepaid expenses and other current assets	41,608	48,039
Deferred tax assets	-	(53,514)
Increase (decrease) in:
Accounts payable	(2,186)	3,527
Deferred revenue	(11,578)	(24,781)
Other payables and accrued expenses	(87,069)	(51,280)
Income tax payable	415	-
Net cash (used in) provided by operating activities	(669,770)	1,122,648

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(34,924)	(2,110)
Payments for website development cost	(24,291)	(23,376)
Payments for construction in progress	(29,484)	-
Proceeds from disposals of property and equipment	-	3,602
Repayment from related companies	-	3,552
Net cash used in investing activities	(88,699)	(18,332)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related companies	1,102,842	-
Due to shareholders	44,835	-
Net cash provided by financing activities	1,147,677	-

EFFECT OF EXCHANGE RATES ON CASH	1,134	1,789

NET INCREASE IN CASH AND CASH EQUIVALENTS	390,342	1,106,105

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	197,530	199,188

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$587,872	$1,305,293

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$-	$-

Cash paid for income tax	$-	$-

CHINA XINGBANG INDUSTRY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1	BASIS OF PRESENTATION

The accompanying unaudited consolidated group financial statements of China Xingbang Industry Group Inc. (the “Company”), its subsidiaries and variable interest entities (“VIEs”) (collectively the “Group”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete audited financial statements.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position as of March 31, 2013, the results of operations and comprehensive loss for the three months ended March 31, 2013 and 2012 and statements of cash flows for the three months ended March 31, 2013 and 2012. The consolidated results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes of the Company for the years ended December 31, 2012 and 2011.

NOTE 2	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s operations resulted in a net loss of $695,334 and used cash in operations of $669,770 for the three months ended March 31, 2013.  As of March 31, 2013, the Company had an unappropriated accumulated deficit of $2,526,298 and a working capital deficiency of $2,927,947.

In the course of its development activities, the Company continues to sustain losses. The Company predicts that it will start generating profits in 2013. The Company expects to finance its operations primarily through capital contributions from a director. The Company borrowed from related companies and shareholders (the Chief Executive Officer of the Company, Mr. Xiaohong Yao (“Mr. Yao”) and his spouse) a net amount of $1,147,677 during the first quarter of 2013, and the related company and director agreed to lend more funds to the Company as needed for management to execute its business plan for at least the next twelve months.

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

NOTE 3	ORGANIZATION

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

Guangdong Xingbang was incorporated in the PRC on January 17, 2005 as a limited liability company. Guangdong Xingbang is a print media operator serving the home furnishing industry in the PRC. Guangdong Xingbang also provides marketing consulting service to clients in the home furnishing industry and local government in the PRC. Starting from August 2011, Guangdong Xingbang began to provide e-commerce services, namely B2B2C (Business-to-Business-to-Consumer), to manufacturers and distributors, and brick-and-mortar stores located in different parts of the PRC through an e-commerce platform, referred to as ju51 Mall, developed by Guangdong Xingbang.

Xinyu Xingbang Information Industry Co., Ltd (“Xinyu Xingbang”) was incorporated in the PRC on June 11, 2012 for the purpose of continuing the business of Guangdong Xingbang in the near future as Guangdong Xingbang winds down its operations. Pursuant to the Articles of Associations of Xinyu Xingbang, Guangdong Xingbang and the WFOE each invested $787,030 (RMB 5,000,000) in Xinyu Xingbang and each owns 50% of the equity interest of Xinyu Xingbang. Under the Xinyu Xingbang Articles of Association, the WFOE is entitled to appoint the sole director and all members of the management team of Xinyu Xingbang and the WFOE is entitled to receive 99.99% of Xinyu Xingbang’s net profit. Based on the relevant PRC regulations, an Internet Content Provider license, or ICP license, issued by the Chinese Ministry of Industry and Information Technology, is required for Xinyu Xingbang to conduct business as currently contemplated.  In order to be granted the ICP license, foreign investor’s ownership of Xinyu Xingbang cannot exceed 50%. Xinyu Xingbang obtained its ICP license in February 2013. Guangdong Xingbang will gradually wind down its operations and Xinyu Xingbang will carry out Guangdong Xingbang’s business except that Guangdong Xingbang will fulfill its contractual obligations under the existing customer contracts. Guangdong Xingbang will grant an exclusive license to Xinyu Xingbang to permit Xinyu Xingbang to use the trademark, domain names, intellectual property rights and any know-how Guangdong Xingbang owns. Guangdong Xingbang will also assign the management right and right to receive revenue from the ju51 Mall and our newspaper publication, called Industry Economy Review, to Xinyu Xingbang. Guangdong Xingbang will continue its corporate existence to hold the equity interest in Xinyu Xingbang.

Pursuant to (i) a series of contractual arrangements between the WFOE, Guangdong Xingbang and all the shareholders of Guangdong Xingbang, (ii) the share exchange agreement between China Xingbang, Xingbang BVI and all the shareholders of Xingbang BVI, and (iii) the WFOE’s 50% equity ownership of Xinyu Xingbang, the results of all these entities are consolidated together. Since they are under common control, the contractual arrangements and share exchange were accounted for as a reorganization of entities under common control (See Note 4).

NOTE 4	VARIABLE INTEREST ENTITY

In accordance with Accounting Standards Codification (“ASC”) 810, the Company analyzes its variable interests including its equity investments.  The Company determines its interests in potential VIEs and then assesses whether the Company is the primary beneficiary of each VIE.  If the Company determines it is the primary beneficiary of a VIE, the Company consolidates its assets, liabilities, results of operations and cash flows (see note 5A).  If the Company is not the primary beneficiary, the Company accounts for such interests using other applicable GAAP. The Company determined that it is the primary beneficiary of Guangdong Xingbang and thus consolidates its assets, liabilities, results of operations and cash flows. The Company also consolidates Xinyu Xingbang, a joint venture formed between Guangdong Xingbang and Guangzhou Xingbang.

NOTE 5	GROUP RESTRUCTURING

(A)
Variable interest entity

On May 13, 2011, the Company, through its PRC subsidiary Guangzhou Xingbang, entered into a series of contractual arrangements consisting of five agreements with Guangdong Xingbang and all the shareholders of Guangdong Xingbang.  These five agreements and their consequences are described below.

(i)
a consulting service agreement, pursuant to which Guangdong Xingbang grants Guangzhou Xingbang the right to manage and operate Guangdong Xingbang. In return, Guangdong Xingbang agreed to pay 100% of its net income, in each quarter, as consulting fee to Guangzhou Xingbang. The Consulting Service Agreement is effective until it is terminated by either party in the event the other party becomes bankrupt or insolvent, Guangzhou Xingbang ceases operations, or if circumstances arise which materially and adversely affect the performance or the objectives of such agreement. Guangzhou Xingbang may also terminate such agreement if Guangdong Xingbang fails to remediate a material breach, or in its sole discretion with or without cause.

(ii)
a voting rights proxy agreement, pursuant to which the shareholders of Guangdong Xingbang irrevocably grant Guangzhou Xingbang with all of their voting rights as shareholder of Guangdong Xingbang. The Voting Right Proxy Agreement is effective until terminated by mutual agreement or by the WFOE with a 30-day prior written notice.

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

(iv)
an equity pledge agreement, pursuant to which each of the shareholders of Guangdong Xingbang has pledged his or her equity interest in Guangdong Xingbang to Guangzhou Xingbang to secure their obligations under the relevant contractual control agreements, including but not limited to, the obligations of Guangdong Xingbang and its subsidiaries under the exclusive services agreement, the call option agreement, the voting rights proxy agreement described above, and each of them has agreed not to transfer, sell, pledge, dispose of or create any encumbrance on their equity interest in Guangdong Xingbang without the prior written consent of Guangzhou Xingbang. The equity pledge agreement is effective for the maximum period of time permitted by Chinese law (currently 20 years). In the event Guangdong Xingbang fails to cure a material breach, Guangzhou Xingbang may, among other remedies available, terminate such agreement, and;

(v)
an operating agreement, pursuant to which each of the shareholders of Guangdong Xingbang has agreed to appoint the members recommended by Guangzhou Xingbang as the Directors of Guangdong Xingbang, and shall appoint members of Guangzhou Xingbang’s senior management as Guangdong Xingbang’s  Chief Executive Officer, President, Chief Financial Officer, and other senior officers. The Operating Agreement is effective for the maximum period of time permitted by Chinese law (currently 20 years), unless terminated by Guangzhou Xingbang with a 30-day prior written notice. In addition, the WFOE has the right to terminate the Operating Agreement in the event any of the agreements between Guangzhou Xingbang and Guangdong Xingbang are terminated or expire.

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

As required by ASC 810-10, the Company performs a qualitative assessment to determine whether the Company remains the primary beneficiary of Guangdong Xingbang, which also owns 50% of Xinyu Xingbang.  A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and the parties involved in the design of the entity. The Company’s assessment on the involvement with Guangdong Xingbang reveals that the Company has the absolute power to direct the most significant activities that impact the economic performance of Guangdong Xingbang. Under the accounting guidance, the Company is deemed to be the primary beneficiary of Guangdong Xingbang and the results of Guangdong Xingbang and Xinyu Xingbang are consolidated in the Company’s group financial statements for financial reporting purposes. As of March 31, 2013 and December 31, 2012, the Company has no equity interest in Guangdong Xingbang, none of the Company’s assets serve as collateral for Guangdong Xingbang; creditors of Guangdong Xingbang have no recourse to the Company; and the Company has not provided any guarantees to Guangdong Xingbang.

The assets and liabilities associated with Guangdong Xingbang and Xinyu Xingbang are combined and presented on a gross basis, prior to consolidation adjustments with other entities in the Group, and are as follows:

	As of March 31,	As of December 31,
	2013 (Unaudited)	2012

Cash and cash equivalents	$529,392	$138,982
Prepaid expenses and other current assets	35,183	83,568
Due from group companies	1,430,803	1,134,828
Property and equipment, net	364,856	354,420
Website development cost, net	412,773	445,930
Construction in progress	793,634	761,726
Total assets	$3,566,641	$2,919,454

Accounts payable	$-	$2,183
Deferred revenue	61,158	72,533
Other payables and accrued expenses	523,556	585,485
Income tax payable	67,591	66,967
Due to group companies	931,925	720,374
Due to shareholders	849,971	802,555
Due to related companies	1,241,435	136,039
Total current liabilities	3,675,636	2,386,136
Equity of variable interest entities	(108,995)	533,318
Total liabilities and equity	$3,566,641	$2,919,454

In 2011, the Company agreed to waive the management fee payable by Guangdong Xingbang for a period of 3 years from May 13, 2011 to May 12, 2014 in order for Guangdong Xingbang to preserve enough cash to fund its e-commerce business.

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

Immediately prior to the PRC restructuring transactions that were completed on May 13, 2011, the Chief Executive Officer of the Company and his spouse controlled Guangdong Xingbang as they owned 90% and 10% respectively of its registered capital. The Chief Executive Officer also indirectly controlled Guangzhou Xingbang as he owned 56.25% of the issued share capital of Xingbang BVI, the sole shareholder of Guangzhou Xingbang. As Guangzhou Xingbang and Guangdong Xingbang are under common control, the contractual arrangements have been accounted for as a reorganization of entities under common control and the Group’s financial statements were prepared as if the reorganization occurred at the beginning of the first period presented.

(B)	Share exchange

On May 13, 2011, China Xingbang entered into a share exchange agreement with Xingbang BVI and the shareholders of Xingbang BVI in which the shareholders of Xingbang BVI exchanged 100% of the issued share capital of Xingbang BVI, valued at $80,000, for 79,999,000 shares of common stock of China Xingbang. Xingbang BVI became a wholly owned subsidiary of China Xingbang. Prior to the share exchange, the sole shareholder of China Xingbang owned 56.25% of the issued share capital of Xingbang BVI. As both companies are under common control, the share exchange involving China Xingbang and Xingbang BVI is being treated for accounting purposes as a capital transaction and a reorganization of entities under common control with China Xingbang as the accounting acquirer and Xingbang BVI as the accounting acquiree. The consolidated financial statements were prepared as if the reorganization occurred at the beginning of the first period presented.

Accordingly, these group financial statements include the following:

1.	The balance sheets consisting of the net assets of the acquirer and acquiree at historical cost; and
2.	The statement of operations including the operations of the acquirer and acquiree for the periods presented.

NOTE 6	PRINCIPLES OF CONSOLIDATION

The accompanying group financial statements for the three months ended March 31, 2013 and 2012 include the financial statements of China Xingbang, its wholly owned subsidiaries, Xingbang BVI, Xingbang HK and the WFOE, its contractually controlled affiliate, Guangdong Xingbang and Xinyu Xingbang (only consolidated for the three months ended March 31, 2013), which is 50% owned by Guangdong Xingbang and 50% owned by Guangzhou Xingbang.

All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 7	USE OF ESTIMATES

The preparation of the unaudited consolidated group financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the group financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 8	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

There have been no new accounting pronouncements during the 3 months ended March 31, 2013 that are of significance, or potentially significance, to the Group.

NOTE 9	OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses consisted of the following:

	As of March 31, 2013	As of December 31, 2012

Customers deposits and prepayments	$105,931	$105,603
Business and other taxes payable	1,048	2,364
Other payables	377,956	447,461
Accrued expenses	61,863	76,643
	$546,798	$632,071

NOTE 10	SEGMENTS

The Company operates in three reportable segments, advertising, consulting service and e-commerce. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated on consolidation. As a result, the components of operating income for one segment may not be comparable to another segment.

The following is a summary of the Company’s segment information for the three months ended March 31, 2013 and 2012.

For the three months ended March 31, 2013	Advertising	Consulting service	E-commerce	Elimination	Total
Revenues	$6,757	$4,821	$-	$-	$11,578
Gross loss	(2,993)	(14,667)	(124,694)	-	(142,354)
Net loss	(303,366)	(75,482)	(263,883)	-	(642,731)
Total assets as of March 31, 2013	1,081,527	216,305	917,486	-	2,215,318
Capital expenditure	38,645	7,729	42,325	-	88,699
Depreciation and amortization	15,364	3,073	65,937	-	84,374

For the three months ended March 31, 2012	Advertising	Consulting service	E-commerce	Elimination	Total
Revenues	$184,688	$49,589	$-	$(67,671)	$166,606
Gross profit (loss)	59,305	31,047	(143,150)	-	(52,798)
Net (loss) income	(116,361)	1,125	(177,544)	-	(292,780)
Total assets as of March 31, 2012	1,237,486	220,374	567,238	-	2,025,098
Capital expenditure	1,540	275	23,671	-	25,486
Depreciation and amortization	19,194	3,418	30,816	-	53,428

A reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information

	Three months ended March 31,
	2013	2012

Total net loss for reportable segments	$(642,731)	$(292,780)

Unallocated amounts relating to corporate operations	(52,603)	(61,836)
Total loss	$(695,334)	$(354,616)

NOTE 11	STOCKHOLDERS’ EQUITY

Appropriated retained earnings

The Company’s PRC subsidiaries are required to make appropriation to the statutory surplus reserve at 10% of the after-tax net income annually until the total contributions equal to 50% of the entities’ registered capital. The statutory reserve funds are restricted for use to set off against prior period losses, expansion of production and operations or for the increase in the registered capital of the respective companies. This reserve is therefore not available for distribution except in liquidation.

As of March 31, 2013 and December 31, 2012, the Company appropriated $72,493 and $72,493 respectively to its reserve funds based on its net income in accordance with the laws and regulations of the PRC.

NOTE 12	COMMITMENTS AND CONTINGENCIES

(a)           Defined contribution retirement plans

The full time employees of Guangdong Xingbang and Xinyu Xingbang are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. Guangdong Xingbang and Xinyu Xingbang are required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the three months ended March 31, 2013 and 2012 were $11,233 and $26,930 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(b)            Rental leases commitment

Guangdong Xingbang leases office premises from two shareholders (Mr. Yao and his spouse) under an operating lease at a monthly rental of $13,127 which was due to expire on December 31, 2012. Guangdong Xingbang renewed the lease with a one-year term and is obligated to pay monthly rent of approximately RMB93,000 (approximately $14,974) until December 31, 2013.

Xinyu Xingbang leases office premises from Xinyu Xingbang Industry Co., Ltd under an operating lease at a monthly rental of $2,737 which expires on June 30, 2015. Mr. Yao and his spouse own 90% and 10% respectively of the registered capital of Xinyu Xingbang Industry Co., Ltd.

Xinyu Xingbang leases showrooms from Xinyu Xingbang Industry Co., Ltd pursuant to a lease agreement and pays a monthly rental of $45,392 which expires on September 30, 2016.

As of March 31, 2013, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:

Nine months ending December 31, 2013	$567,929
Fiscal years ending December 31,
2013	567,929
2014	577,551
2015	561,128
2016	408,529
Total	$2,115,137

NOTE 13	RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2013 and 2012, the Company paid two shareholders (Mr. Yao and his spouse) $44,835 and $38,883 respectively, for lease of office premises used by Guangdong Xingbang.

In June 2012, Xinyu Xingbang entered into a lease agreement with Xinyu Xingbang Industry Co., Ltd for office use whereby the monthly rental is $2,737. The lease starts on July 1, 2012 and expires on June 30, 2015.  Mr. Yao and his spouse own 90% and 10% respectively of the registered capital of Xinyu Xingbang Industry Co., Ltd. For the three months ended March 31, 2013 and 2012, Xinyu Xingbang paid the relevant rent to Xinyu Xingbang Industry Co., Ltd. of $8,196 and $0 respectively.

In October 2012, Xinyu Xingbang entered into a lease agreement with Xinyu Xingbang Industry Co., Ltd for showrooms and pays a monthly rental of $45,392. The lease starts on October 1, 2012 and expires on September 30, 2016. For the three months ended March 31, 2013 and 2012, Xinyu Xingbang paid the relevant rent to Xinyu Xingbang Industry Co., Ltd. of $135,914 and $0 respectively.

As of March 31, 2013 and December 31, 2012, Xinyu Xingbang owed $267,164 and $130,582 respectively to Xinyu Xingbang Industry Co., Ltd for rental expense of showrooms.

As of March 31, 2013 and December 31, 2012, Xinyu Xingbang owed $8,212 and $0 respectively to Xinyu Xingbang Industry Co., Ltd for rental expense of office used by Xinyu Xingbang.

As of March 31, 2013 and December 31, 2012, Guangdong Xingbang owed $0 and $5,457 respectively to Zhongshan Xingbang Purchase & Exhibition Service Co., Ltd (“Zhongshan Xingbang”) which is interest free, unsecured and repayable on demand. Mr. Yao is the director of Zhongshan Xingbang.

On January 3, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Xingbang Industry Co., Ltd, with an amount of $161,010. The loan is interest free and unsecured with a loan period started on January 5, 2013 and is due for repayment on January 4, 2014. The use of this loan is only for the operation of Guangdong Xingbang.

On January 10, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Xingbang Industry Co., Ltd, with an amount of $805,049. The loan is interest free and unsecured with a loan period started on January 15, 2013 and is due for repayment on January 14, 2014. The use of this loan is only for the operation of  Xinyu Xingbang.

As of March 31, 2013 and December 31, 2012, Guangdong Xingbang and Xinyu Xingbang owed $1,610,098 and $1,605,110 respectively to Mr. Yao.  The two loans are interest free and unsecured. One of the loans was entered into on May 31, 2012, and the loan period started on June 19, 2012 and is due for repayment on June 18, 2013. The other loan was entered into on May 31, 2012, and the loan period started on June 11, 2012 and is due for repayment on June 10, 2013.

As of March 31, 2013 and December 31, 2012, Guangdong Xingbang owed $44,922 and $0 respectively to Mr. Yao and his wife for lease of office premises.

NOTE 14	CONCENTRATIONS AND CREDIT RISKS

As of March 31, 2013 and December 31, 2012, all of the Company’s assets were located in the PRC and Hong Kong and all of the Company’s revenues were derived from customers located in the PRC.

Details of the suppliers accounting for 10% or more of the Company’s purchases are as follows:

	Supplier A	Supplier B	Supplier C
For the three months ended
March 31, 2013	-	-	-
March 31, 2012	100%	-	-

As of March 31, 2013 and December 31, 2012, the accounts payable for these suppliers were $0 and $0 respectively.

Details of the customers accounting for 10% or more of the Company’s sales are as follows:

	Customer A	Customer B	Customer C
For the three months ended
March 31, 2013	69%	10%	10%

March 31, 2012	11%	-	-

As of March 31, 2013 and December 31, 2012, the accounts receivable from these customers were $0 and $0 respectively.

NOTE 15	SUBSEQUENT EVENT

In accordance with ASC Topic 855-10, the Company has analyzed its operation subsequent to March 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition should be read together with our consolidated group financial statements and the notes thereto and other financial information, which are included elsewhere in our annual report on Form 10-K for fiscal year ended December 31, 2012. Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In addition, our financial statements and the financial information included in this report reflect our organization transactions and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

This section contains forward-looking statements. These forward-looking statements are subject to various factors, risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Further, as a result of these factors, risks and uncertainties, the forward-looking events may not occur. Relevant factors, risks and uncertainties include, but are not limited to, those discussed in “Item 1. Business,” “Item 1A. Risk Factors” and elsewhere in our annual report on Form 10-K for fiscal year ended December 31, 2012. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s beliefs and opinions as of the date of this report. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. See “Forward-Looking Statements.”

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

(v)           Guangdong Xingbang Industry Information & Media Co. Ltd., our principal operating subsidiary, which is a Chinese variable interest entity that the WFOE controls through certain contractual arrangements (“Guangdong Xingbang ”); and

(vi)          Xinyu Xingbang Information Industry Co., Ltd., an entity incorporated in the PRC which the WFOE and Guangdong Xingbang each owns 50% of its equity interest, (“ Xinyu Xingbang”). Xinyu Xingbang will continue the business of Guangdong Xingbang.

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

Guangdong Xingbang, which was founded in 2005, derives revenue primarily from three types of business: e-commerce related revenue derived from our e-commerce platform ju51 Online Mall, advertising revenue, and revenue from consulting service provided to businesses and local governments in China.

Xinyu Xingbang was incorporated in the PRC in June 2012 for the purpose of continuing the business of Guangdong Xingbang in the near future as Guangdong Xingbang winds down its operations. Pursuant to the Articles of Associations of Xinyu Xingbang, Guangdong Xingbang and the WFOE each invested $787,030 (RMB 5,000,000) in Xinyu Xingbang and each owns 50% of the equity interest of Xinyu Xingbang. Under the Xinyu Xingbang Articles of Association, the WFOE is entitled to appoint the sole director and all members of the management team of Xinyu Xingbang and the WFOE is entitled to receive 99.99% of Xinyu Xingbang’s net profit. Based on the relevant PRC regulations, an Internet Content Provider license, or ICP license, issued by the Chinese Ministry of Industry and Information Technology, is required for Xinyu Xingbang to conduct business as currently contemplated.  In order to be granted the ICP license, foreign investor’s ownership of Xinyu Xingbang cannot exceed 50%. Xinyu Xingbang obtained its ICP license in February 2013. Guangdong Xingbang will gradually wind down its operations and Xinyu Xingbang will carry out Guangdong Xingbang’s business except that Guangdong Xingbang will fulfill its contractual obligations under the existing customer contracts. Guangdong Xingbang will grant an exclusive license to Xinyu Xingbang to permit Xinyu Xingbang to use trademark, domain names, intellectual property rights and any know-how Guangdong Xingbang owns. Guangdong Xingbang will also assign the management right and right to receive revenue from the ju51 Mall and our newspaper publication, called Industry Economy Review, to Xinyu Xingbang. Guangdong Xingbang will continue its corporate existence to hold the equity interest in Xinyu Xingbang.

 Below is our updated organizational structure after the incorporation of Xinyu Xingbang.

Our revenue highly correlates to the Chinese real estate market and is seasonal. Chinese government’s policies restraining real estate growth will result in decrease in the demand for home furnishings, which will have a significant impact on our revenue. Generally, the first half of the year is low season for the home furnishings market, as people generally do not decorate their home during this period because of wet weather and other factors, so our revenue in advertising and consulting (except for consulting provided to local governments, and revenue generated by our ju51 Mall) is relatively low during this period.

During 2012, the Company decided to focus its efforts on its e-commerce business model. Therefore revenue from advertising and consulting dropped significantly during 2012. On February 14, 2012, the board of directors exempted distributors or the so called “channel service providers” from paying service charges from October 2011 to June 2012, considering that the distributors have recorded loss resulting from low sales volume on the ju51 Mall, and in order to maintain a good and sustainable cooperation relationship with them. The board also authorized Mr. Xiaohong Yao (“Mr. Yao”), the Chairman, CEO and President, to exempt distributors from paying service charges, direct sale stores (later rebranded as technical service stations) from paying franchise fees based on the trade volume on the ju51 Mall. In June 2012, the Company terminated all the contracts with channel service providers, because none of the channel service providers met the agreed goals. Management also determined that the e-commerce platform will not be put into use until it is fully developed. We do not expect revenue generated from service charges until the second quarter of year ended 2013 at the earliest.

Since February 2012, we started to develop technical service stations and recruit interior designers and decoration technicians to join a web portal called “China Decoration Technicians Network” at http://www.zgzxjg.com as part of our sales effort. The web portal is owned by Xinyu Zhongxing Decoration Technicians Network Company Limited, a related party that is 80% owned by Mr. Yao and 20% owned by his wife. The technical service stations (previously called “direct sales stores”) are intended to function as our local representative offices. The interior designers and decoration technicians help us reach out to consumers and act as shopping guides using the technical service stations as their base. Consumers who place order through the introduction of decoration technicians will enjoy special “membership price”, which is less than the direct sale price listed on the ju51 Mall. Interior designers and decoration technicians earn commissions from the flagship stores.

Critical Accounting Policies and Estimates

In preparing our consolidated group financial statements in conformity with accounting principles generally accepted in the United States, we make estimates and assumptions that affect the accounting, recognition and disclosure of our assets, liabilities, stockholders’ equity, revenues and expenses. We make these estimates and assumptions because certain information that we use is dependent upon future events, which cannot be calculated with a high degree of precision from data available or cannot be readily calculated based upon generally accepted methodologies. In some cases, these estimates are particularly difficult and therefore require a significant amount of judgment. Actual results could differ from the estimates and assumptions that we use in the preparation of our consolidated group financial statements.

During the three months ended March 31, 2013, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations — Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012.

The following table presents, for the three months indicated, our consolidated statements of operations information.

	Three months ended March 31,
	2013	2012

REVENUE
Advertising	$6,757	$117,017
Consulting service	4,821	49,589
E-commerce	-	-
Total revenue	11,578	166,606

COST OF REVENUE
Advertising	9,750	125,383
Consulting service	19,488	18,542
E-commerce	124,694	75,479
Total cost of revenue	153,932	219,404

GROSS LOSS	(142,354)	(52,798)

OPERATING EXPENSES
Selling expenses	190,380	158,721
General and administrative expenses	336,686	161,665
Impairment of website development cost	-	10,460
Depreciation – property and equipment	25,607	26,293
Total Operating Expenses, net	552,673	357,139

NET LOSS FROM OPERATIONS	(695,027)	(409,937)

OTHER (EXPENSES) INCOME, NET
Interest income	538	378
Other income	-	37
Other expenses	(845)	(908)
Gain on disposal of property and equipment	-	2,300
Total Other (Expenses) Income, net	(307)	1,807

NET LOSS BEFORE TAXES	(695,334)	(408,130)

Income tax benefit	-	53,514

NET LOSS	(695,334)	(354,616)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(3,621)	(1,644)

TOTAL COMPREHENSIVE LOSS	$(698,955)	$(356,260)

Net loss per share
- basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the period
- basic and diluted	81,244,000	81,244,000

Revenue

During the three months ended March 31, 2013, we had total revenue of $11,578, a decrease of 93.05% compared to the same period in 2012. Of this, $6,757 was attributable to revenue generated from advertising and $4,821 was attributable to consulting service rendered. During the three months ended March 31, 2012, total revenue was $166,606. Of this, $117,017 was attributable to revenue generated from advertising and $49,589 was attributable to consulting service rendered. The decrease of $155,028 was mainly due to decrease in advertising revenue as a result of the change of our business model to focus on revamping our e-commerce business. The Company waived the fee for the use of the e-commerce platform from October, 2011 to June 2012 by the channel service providers so as to compensate for loss incurred by the channel service providers due to low sales volume in the Ju51 mall. In June 2012, the Company terminated all the contracts with channel service providers, because none of the channel service providers had met the agreed goals. Management also determined that the e-commerce platform will not be put into use until it is fully developed, which is expected to be in the second half of year ending December 31, 2013. We spent the year ended December 31, 2012 and the first quarter of 2013 repositioning the Company to shift our core business from advertising and consulting to e-commerce. During this time, management does not think it is appropriate to start generating revenue from our e-commerce platform until our e-commerce revenue models are finalized and driver supports are ready. Therefore revenue from e-commerce was $0 for the three months ended March 31, 2013 and 2012.

Cost of revenue

Cost of revenue is comprised of printing cost, editorial fee, agent fee, salaries of consulting service providers, amortization of website development costs, salaries of website administrators and business tax relating to advertising and consulting service rendered.

Cost of revenue for the three months ended March 31, 2013 was $153,932, compared to $219,404 for the three months ended March 31, 2012, a decrease of $65,472, or approximately 29.84%. The decrease was due to the approximate 92.22% decrease in the cost of advertising revenue, which was $115,633, the approximately 5.10% increase in the cost of consulting revenue, which was $946 and the 65.20% increase in the cost of e-commerce, which was $49,215. The reason for the decrease was the decrease in agent fees, salaries of consulting service providers and business tax relating to advertising and consulting service rendered.

Gross loss

Gross loss was $142,354 for the three months ended March 31, 2013, an increase of $89,556, or approximately 169.62%, compared to $52,798 of the same period in 2012. The increase was mainly due to the decrease in advertising revenue.

Operating expenses

Operating expenses consist of selling, general and administrative expenses, impairment of website development cost and depreciation.

Operating expenses for the three months ended March 31, 2013 were $552,673, mainly composed of $527,066 in selling, general and administrative expense and $25,607 in depreciation. Operating expenses for the three months ended March 31, 2012 were $357,139, mainly composed of $320,386 in selling, general and administrative expenses, $10,460 in impairment of website development cost and $26,293 in depreciation. The increase in operating expenses from the quarter ended March 31, 2012 to the quarter ended March 31, 2013 was $195,534, or approximately 54.75%. And it was mainly due to the increase in rental expense of $144,110, from the quarter ended March 31, 2012 to the quarter ended March 31, 2013, in general and administrative expenses, as a result of the lease agreement of office started on July 1, 2012, and the lease agreement of showroom started on October 1, 2012.

Other (expenses) income, net

Other (expenses) income, net, consists mainly of net of interest income, other income, other expenses, and gain on disposal of property and equipment.

Other expenses, net, for the three months ended March 31, 2013 was $307 compared to other income, net of $1,807 for the three months ended March 31, 2012, a decrease of $2,114, or approximately 116.99%. The decrease in other (expenses) income, net, was primarily because there was no any gain on disposal of property and equipment for the first quarter ended March 31, 2013, whereas there was a gain of $2,300 the same period in 2012.

Income tax benefit

Income tax benefit was $0 for the three months ended March 31, 2013, as compared to income tax benefit of $53,514 for the three months ended March 31, 2012. The Company did not recognize the deferred tax asset arising from the net loss for the three months ended March 31, 2013, due to the fact that the Company sustained continuous losses over the years. Our effective income tax rate was 0% and approximately 13% for the three months ended March 31, 2013 and 2012 respectively. Under PRC law, being qualified as a “New or High Technology Enterprise” is subject to review every year.

Net Loss

Net loss was $695,334 and $354,616 for the three months ended March 31, 2013 and 2012 respectively. The increase was mainly the result of a decrease in advertising revenue, and the revamp of the e-commerce business model and also the Company waiver of the fees paid to it for the use of the platform. Another reason for the increase was due to the increase in rental expenses in general and administrative expenses.

Other comprehensive loss

Other comprehensive loss was $3,621 and $1,644 for the three months ended March 31, 2013 and 2012 respectively. The change of foreign currency translation loss was primarily caused by the fluctuation in the RMB to U.S. dollar exchange rate in 2013 compared to 2012.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on hand and demand deposits at banks. We had $587,872 and $197,530 of cash and cash equivalents on hand as of March 31, 2013 and December 31, 2012 respectively. There was an increase of $390,342 in our cash and cash equivalents from December 31, 2012 to March 31, 2013.

The increase in our cash and cash equivalents from December 31, 2012 to March 31, 2013 was largely attributable to an increase in net cash provided by financing activities, which was $1,147,677, on a period-to-period basis. The increase in cash provided by financing activities was largely caused by the advances of $1,102,842 from two related companies, Xinyu Xingbang Industry Co., Ltd. and Zhongshan Xingbang Industry Co., Ltd. Mr. Yao and his spouse own 90% and 10% respectively of the registered capital of Xinyu Xingbang Industry Co., Ltd. The rest of the increase is due to the advances of $44,835 received from Mr. Yao and his spouse.

We require cash for working capital, capital expenditures, repayment of debt, salaries, commissions and related benefits and other operating expenses and income taxes. We expect that our working capital needs will increase for the foreseeable future, as we continue to develop and grow our business. See “Business — General” in our 10-K filed with the SEC on April 1, 2013.

The following table summarizes our cash flows for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Net cash (used in) provided by operating activities	$(669,770)	$1,122,648
Net cash used in investing activities	$(88,699)	$(18,332)
Net cash provided by financing activities	$1,147,677	$-

Net Cash Used in Operating Activities. Net cash used in and provided by operating activities was $669,770 and $1,122,648 for the three months ended March 31, 2013 and 2012 respectively. The most significant items affecting the comparison of our operating cash flow for the three months ended March 31, 2013 and 2012 are summarized below:

●
Increase in cash loss from operations - Our net loss from operations, excluding depreciation, amortization, impairment of website development cost and gain on disposal of property and equipment, increased by $317,932 on a period-to-period basis, from cash loss of $293,028 for the three months ended March 31, 2012 to cash loss of $610,960 for the three months ended March 31, 2013, which negatively impacted our cash flows from operations. The increase in cash loss from operations was mainly due to the decrease in revenue and increase in rental expenses in general and administrative expenses in the first quarter in 2013 from the same period last year.

●
Decrease in accounts receivable –Accounts receivable decreased by $0 for the first quarter in 2013, while they decreased by $1,493,685 for the same period in 2012. The reason for the change was that the policy remains the same and that we did not collect any accounts receivables in the first quarter of 2013.

●
Decrease in other payables and accrued expenses - Other payables and accrued expenses decreased by $87,069 in for the first three quarters in 2013, decreased by $51,280 for the same period in 2012. Other payables and accrued expenses consisted of other tax payables, accrued professional fees, accrued expenses, deposits received from customers, other payable, accrued website development cost, accrued wages and accrued welfare. The decrease in other payables and accrued expenses was the net effect of the decrease of the accrued professional fee, accrued payables, and increase in accrued wages and other payables, which was mainly arising from the payments for construction in progress.

Net Cash Used in Investing Activities. Our investing activities for the three months ended March 31, 2013 and 2012 used cash of $88,699 and $18,332 respectively. The increase in cash used in investing activities was largely caused by the increased purchase of property and equipment of $32,814, payment of website development cost of $915 and payment of construction in progress of $29,484.

Net Cash Provided by Financing Activities. Our financing activities for the three months ended March 31, 2013 and 2012 provided cash of $1,147,677 and $0 respectively. The increase in cash provided by financing activities was largely caused by the advances of $1,102,842 from a related company, Xinyu Xingbang Industry Co., Ltd. The Chief Executive Officer of the Company, Mr. Yao and his spouse own 90% and 10% respectively of the registered capital of Xinyu Xingbang Industry Co., Ltd. The rest of the increase is due to the advances of $44,835 received from Mr. Yao and his spouse.

Capital Resources

We had negative working capital of $2,927,947 as of March 31, 2013 and $2,219,805 as of December 31, 2012 respectively. The reason for the decrease from December 31, 2012 to March 31, 2013 was primarily due to the increase in amount due to a related company.

Under the VIE Agreements, Guangdong Xingbang pays the WFOE a consulting service fee, payable in RMB each quarter, equivalent to all of its net income for such quarter based on its quarterly financial statements, prepared in accordance with generally accepted accounting principles of the PRC. The WFOE then may transfer the cash payment to the offshore holding companies (Xingbang HK, Xingbang BVI and China Xingbang) via dividend payment, after deduction of relevant taxes.  If we obtain funds through financing in the US, Xingbang HK may invest in the WFOE. It is generally prohibited for PRC resident enterprises, including foreign owned entities, to make inter-company loans. However, management believes it is in compliance with the current PRC law for the WFOE to deposit the funds into a PRC bank account and request the PRC bank to lend the funds to Guangdong Xingbang.

We are a holding company with no significant revenue-generating operations of our own, and thus any cash flows from operations are and will be generated by Guangdong Xingbang through our WFOE’s existing consulting service management arrangement with Guangdong Xingbang. Our ability to service our debt and fund our ongoing operations is dependent on the results of these operations and their ability to provide us with cash. The WFOE’s ability to make loans or pay dividends are restricted under PRC law and may be restricted under the terms of future indebtedness, its governing documents or other agreements. With the cash on hand and the anticipated cash to be received from our operations, we may not be able to generate enough cash to support the expansion of the business operations. However, the Guangdong Xingbang’s Shareholders are fully committed to provide cash as needed to support the Company’s ongoing operations and continued growth. Therefore, we believe that our sources of liquidity will be sufficient to enable us to meet our cash needs for at least the next 12 months.

Nonetheless, our liquidity and capital position could be adversely affected by:

●	loss of revenue from advertising and consulting service;
●	continued failure to generate revenue in the e-Commerce business;
●	any change of policy on accounts receivable;
●	the enactment of new laws and regulations;

●	our inability to grow our business as we anticipate by expanding our revamped e-commerce business;
●	any other changes in the cost structure of our underlying business model; and
●	any of the other risks and uncertainties described in “Item 1A. Risk Factors,” and in our annual report on Form 10-K for the fiscal year ended December 31, 2012.

Debt Obligations

The following is a summary of amounts outstanding under our debt obligations as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013	As of December 31, 2012
Due to related companies	$1,241,435	$136,039
Due to shareholders	1,655,020	1,605,110
Accounts payable	-	2,183
Total debt	$2,896,455	$1,743,332

Due to related companies

As of March 31, 2013 and December 31, 2012, Xinyu Xingbang owed $267,164 and $130,582 respectively to Xinyu Xingbang Industry Co., Ltd for rental expense of showrooms.

As of March 31, 2013 and December 31, 2012, Xinyu Xingbang owed $8,212 and $0 respectively to Xinyu Xingbang Industry Co., Ltd for rental expense of office used by Xinyu Xingbang.

As of March 31, 2013 and December 31, 2012, Guangdong Xingbang owed $0 and $5,457 respectively to Zhongshan Xingbang Purchase & Exhibition Service Co., Ltd (“Zhongshan Xingbang”) which is interest free, unsecured and repayable on demand. Mr. Yao is the director of Zhongshan Xingbang.

On January 3, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Xingbang Industry Co., Ltd, with an amount of $161,010. The loan is interest free and unsecured with a loan period started on January 5, 2013 and is due for repayment on January 4, 2014. The use of this loan is solely for the operations of Guangdong Xingbang.

On January 10, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Xingbang Industry Co., Ltd, with an amount of $805,049. The loan is interest free and unsecured with a loan period started on January 15, 2013 and is due for repayment on January 14, 2014. The use of this loan is only for the operation of  Xinyu Xingbang.

Due to shareholders

As of March 31, 2013 and December 31, 2012, Guangdong Xingbang and Xinyu Xingbang owed $1,610,098 and $1,605,110 respectively to Mr. Yao. The two loans are interest free and unsecured. One of the loans was entered into on May 31, 2012, and the loan period started on June 19, 2012 and is due for repayment on June 18, 2013. The other loan was entered into on May 31, 2012, and the loan period was made on June 11, 2012 and is due for repayment on June 10, 2013.

As of March 31, 2013 and December 31, 2012, Guangdong Xingbang owed $44,922 and $0 respectively to Mr. Yao and his wife for lease of office premises.

Off-Balance Sheet Arrangements

On February 14, 2012, the board of directors resolved to exempt distributors from paying service charges from October 2011 to June 2012 and to authorize Mr. Yao to exempt distributors from paying service charges, and brick-and-mortar stores or decoration companies from paying franchise fees. As of March 31, 2013 and December 31, 2012, we did not have any off-balance sheet obligations involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations. All of our obligations with respect to Guangdong Xingbang have been presented on our consolidated balance sheets as of each such date.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the 3 months ended March 31, 2013 that are of significance, or potentially significance, to us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s management, including our Chief Executive Officer and interim Chief Financial Officer, reassessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2013 and has subsequently determined that our disclosure controls and procedures were not effective as of March 31, 2013 due to certain material weaknesses including (i) lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements; and (ii) lack of standard charter of accounts and written accounting manual and closing procedures to facilitate preparation of financial statements under U.S. GAAP for financial reporting processes.  As a result of such material weaknesses, our disclosure controls and procedures were not effective. Our management has worked, and will continue to work to remedy the above material weaknesses in our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except as disclosed above.

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

There have not been any material changes to the risk factors that were included in our From 10-K for fiscal year ended December 31, 2012, filed with the SEC on April 1, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no issuances of our equity securities during the quarter ended March 31, 2013.

 Limitations on Our Payment of Dividends

We have not paid any cash dividends to date and we do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

In the future, we may be a party to agreements that limit or restrict our ability to pay dividends.

In addition, Nevada corporate law prohibits us from making any distribution (including a dividend) on our capital stock at a time when

●	we would not be able to pay our debts as they become due in the usual course of business; or
●
our total assets would be less than the sum of (i) our total liabilities plus (ii) the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution (although we presently do not have any shareholders with such preferential rights).

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

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herein.

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

China Xingbang Industry Group Inc.

Date: May 15, 2013	By:	/s/ Xiaohong Yao
Xiaohong Yao, Chairman, President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Haigang Song
Haigang Song, Chief Financial Officer (principal financial and accounting officer)