Form 10-Q
period 2013-06-30
China Xingbang Industry Group Inc.
filed 2013-08-15
CIK 1521222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 81,244,000 shares of Common Stock, par value $0.001, as of August 14, 2013.

CHINA XINGBANG INDUSTRY GROUP INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

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

CHINA XINGBANG INDUSTRY GROUP INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013

CONTENTS

Pages

Condensed Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	F-2

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2013 and 2012 (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (Unaudited)	F-4

Notes to the Condensed Consolidated Financial Statements (Unaudited)	F-5 – F-12

CHINA XINGBANG INDUSTRY GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$320,256	$197,530
Prepaid expenses and other current assets	30,482	97,568
Total Current Assets	350,738	295,098

PROPERTY AND EQUIPMENT, NET	346,756	354,420
WEBSITE DEVELOPMENT COST, NET	-	445,930
CONSTRUCTION IN PROGRESS	811,048	761,726
TOTAL ASSETS	$1,508,542	$1,857,174

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$-	$2,183
Deferred revenue	53,742	72,533
Other payables and accrued expenses	603,880	632,071
Income tax payable	67,972	66,967
Due to shareholders	1,720,272	1,605,110
Due to related companies	1,483,864	136,039
Total Current Liabilities	3,929,730	2,514,903

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock ($0.001 par value, 60,000,000 shares authorized, no shares issued as of June 30, 2013 and December 31, 2012)	-	-
Common stock ($0.001 par value, 300,000,000 shares authorized 81,244,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012)	81,244	81,244
Additional paid-in capital	959,330	959,330
Unappropriated accumulated deficit	(3,569,463)	(1,830,964)
Appropriated retained earnings	72,493	72,493
Accumulated other comprehensive income	35,208	60,168
Total Stockholders' Deficit	(2,421,188)	(657,729)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,508,542	$1,857,174

CHINA XINGBANG INDUSTRY GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
REVENUE
Advertising	$3,270	$231,108	$10,027	$348,125
Consulting service	4,875	201,145	9,696	250,734
E-commerce	-	-	-	-
Total revenue	8,145	432,253	19,723	598,859

COST OF REVENUE
Advertising	10,087	36,125	19,837	161,508
Consulting service	20,034	16,614	39,522	35,156
E-commerce	111,293	145,495	235,987	220,974
Total cost of revenue	141,414	198,234	295,346	417,638

GROSS (LOSS) PROFIT	(133,269)	234,019	(275,623)	181,221

OPERATING EXPENSES
Selling expenses	87,825	459,202	278,205	617,923
General and administrative expenses	388,521	202,706	725,207	364,371
Impairment of website development cost	406,963	-	406,963	10,460
Depreciation – property and equipment	26,319	24,869	51,926	51,162
Total Operating Expenses, net	909,628	686,777	1,462,301	1,043,916

NET LOSS FROM OPERATIONS	(1,042,897)	(452,758)	(1,737,924)	(862,695)

OTHER (EXPENSES) INCOME, NET
Interest income	378	1,758	916	2,136
Other income	-	132	-	169
Other expenses	(646)	(758)	(1,491)	(1,666)
(Loss) gain on disposal of property and equipment	-	(4)	-	2,296
Total Other (Expenses) Income, net	(268)	1,128	(575)	2,935

NET LOSS BEFORE TAXES	(1,043,165)	(451,630)	(1,738,499)	(859,760)

Income tax benefit	-	71,015	-	124,529

NET LOSS	(1,043,165)	(380,615)	(1,738,499)	(735,231)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(21,339)	(8,379)	(24,960)	(10,023)

TOTAL COMPREHENSIVE LOSS	$(1,064,504)	$(388,994)	$(1,763,459)	$(745,254)

Net loss per share
- basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares outstanding during the period
- basic and diluted	81,244,000	81,244,000	81,244,000	81,244,000

CHINA XINGBANG INDUSTRY GROUP INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,738,499)	$(735,231)
Adjusted to reconcile net loss to net cash used in operating activities:
Depreciation – property and equipment	51,926	51,162
Amortization - website development cost	109,423	62,538
Impairment of website development cost	406,963	10,460
Gain on disposal of property and equipment	-	(2,296)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	-	1,399,061
Prepaid expenses and other current assets	68,000	(1,423,546)
Deferred tax assets	-	(127,006)
Increase (decrease) in:
Accounts payable	(2,198)	(13,689)
Deferred revenue	(19,724)	(102,188)
Other payables and accrued expenses	(37,430)	(21,118)
Income tax payable	(6)	(20,650)
Deferred tax liabilities	-	4,341
Net cash used in operating activities	(1,161,545)	(918,162)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(39,015)	(4,893)
Payments for website development cost	(67,415)	(142,927)
Payments for construction in progress	(37,508)	-
Proceeds from disposals of property and equipment	-	3,641
Repayments from related companies	-	3,641
Net cash used in investing activities	(143,938)	(140,538)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related companies	1,334,787	(5,011)
Due to shareholders	90,176	1,582,204
Net cash provided by financing activities	1,424,963	1,577,193

EFFECT OF EXCHANGE RATES ON CASH	3,246	(13,389)

NET INCREASE IN CASH AND CASH EQUIVALENTS	122,726	505,104

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	197,530	199,188

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$320,256	$704,292

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$-	$-

Cash paid for income tax	$-	$-

CHINA XINGBANG INDUSTRY GROUP INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated group financial statements of China Xingbang Industry Group Inc. (“China Xingbang” or the “Company”), its subsidiaries and variable interest entities (“VIEs”) (collectively the “Group”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete audited financial statements. Unless otherwise specified, all amounts set out in the condensed consolidated financial statements are expressed in US Dollars.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position as of June 30, 2013, the results of operations and comprehensive loss for the three and six months ended June 30, 2013 and 2012 and statements of cash flows for the six months ended June 30, 2013 and 2012. The consolidated results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes of the Company for the year ended December 31, 2012.

NOTE 2	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s operations resulted in a net loss of $1,738,499 and used cash in operations of $1,161,545 for the six months ended June 30, 2013.  As of June 30, 2013, the Company had an unappropriated accumulated deficit of $3,569,463 and a working capital deficiency of $3,578,992.

In the course of its development activities, the Company continues to sustain losses. The Company hopes to generate profits in the near term. The Company expects to finance its operations primarily through capital contributions from a director. The Company borrowed from related companies and shareholders (the Chief Executive Officer of the Company, Mr. Xiaohong Yao (“Mr. Yao”) and his spouse) a net amount of $1,424,963 during the first and second quarters of 2013, and the related parties agreed to lend more funds to the Company as needed for management to execute its business plan for at least the next twelve months.

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

China Xingbang was incorporated in Nevada on April 12, 2011 as a holding company.

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

XinyuXingbang Information Industry Co., Ltd (“XinyuXingbang”) was incorporated in the PRC on June 11, 2012 for the purpose of continuing the business of Guangdong Xingbang in the near future as Guangdong Xingbang winds down its operations. Pursuant to the Articles of Associations of XinyuXingbang, Guangdong Xingbang and the WFOE each invested $787,030 (RMB 5,000,000) in XinyuXingbang and each owns 50% of the equity interest of XinyuXingbang. Under the XinyuXingbang Articles of Association, the WFOE is entitled to appoint the sole director and all members of the management team of XinyuXingbang and the WFOE is entitled to receive 99.99% of XinyuXingbang’s net profit. Based on the relevant PRC regulations, an Internet Content Provider license, or ICP license, issued by the Chinese Ministry of Industry and Information Technology, is required for XinyuXingbang to conduct business as currently contemplated.  In order to be granted the ICP license, foreign investor’s ownership of XinyuXingbang cannot exceed 50%. XinyuXingbang obtained its ICP license in February 2013. Guangdong Xingbang will gradually wind down its operations and XinyuXingbang will carry out Guangdong Xingbang’s business except that Guangdong Xingbang will fulfill its contractual obligations under the existing customer contracts. Guangdong Xingbang will grant an exclusive license to XinyuXingbang to permit XinyuXingbang to use the trademark, domain names, intellectual property rights and any know-how Guangdong Xingbang owns. Guangdong Xingbang will also assign the management right and right to receive revenue from the ju51 Mall and our newspaper publication, called Industry Economy Review, to XinyuXingbang. Guangdong Xingbang will continue its corporate existence to hold the equity interest in XinyuXingbang.

Pursuant to (i) a series of contractual arrangements between the WFOE, Guangdong Xingbang and all the shareholders of Guangdong Xingbang, (ii) the share exchange agreement between China Xingbang, Xingbang BVI and all the shareholders of Xingbang BVI, and (iii) the WFOE’s 50% equity ownership of XinyuXingbang, the results of all these entities are consolidated together. Since they are under common control, the contractual arrangements and share exchange were accounted for as a reorganization of entities under common control.

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

As required by ASC 810-10, the Company performs a qualitative assessment to determine whether the Company remains the primary beneficiary of Guangdong Xingbang, which also owns 50% of XinyuXingbang.  A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and the parties involved in the design of the entity. The Company’s assessment on the involvement with Guangdong Xingbang reveals that the Company has the absolute power to direct the most significant activities that impact the economic performance of Guangdong Xingbang. Under the accounting guidance, the Company is deemed to be the primary beneficiary of Guangdong Xingbang and the results of Guangdong Xingbang and XinyuXingbang are consolidated in the Company’s group financial statements for financial reporting purposes. As of June 30, 2013 and December 31, 2012, the Company has no equity interest in Guangdong Xingbang, none of the Company’s assets serve as collateral for Guangdong Xingbang; creditors of Guangdong Xingbang have no recourse to the Company; and the Company has not provided any guarantees to Guangdong Xingbang.

The assets and liabilities associated with Guangdong Xingbang and XinyuXingbang are combined and presented on a gross basis, prior to consolidation adjustments with other entities in the Group, and are as follows:

	As of June 30, 2013 (Unaudited)	As of December 31, 2012

Cash and cash equivalents	$262,138	$138,982
Prepaid expenses and other current assets	30,482	83,568
Due from group companies	1,543,768	1,134,828
Property and equipment, net	346,756	354,420
Website development cost, net	-	445,930
Construction in progress	811,048	761,726
Total assets	$2,994,192	$2,919,454

Accounts payable	$-	$2,183
Deferred revenue	53,742	72,533
Other payables and accrued expenses	592,379	585,485
Income tax payable	67,972	66,967
Due to group companies	943,070	720,374
Due to shareholders	905,595	802,555
Due to related companies	1,483,864	136,039
Total current liabilities	4,046,622	2,386,136
Equity of variable interest entities	(1,052,430)	533,318
Total liabilities and equity	$2,994,192	$2,919,454

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

Accordingly, these group financial statements include the following:

1.	The balance sheets consisting of the net assets of the acquirer and acquiree at historical cost; and
2.	The statement of operations including the operations of the acquirer and acquiree for the periods presented.

NOTE 4	PRINCIPLES OF CONSOLIDATION

The accompanying group financial statements for the six months ended June 30, 2013 and 2012 include the financial statements of China Xingbang, its wholly owned subsidiaries, Xingbang BVI, Xingbang HK and the WFOE, its contractually controlled affiliate, Guangdong Xingbang and XinyuXingbang which is 50% owned by Guangdong Xingbang and 50% owned by Guangzhou Xingbang.

All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 5	USE OF ESTIMATES

The preparation of the unaudited condensed consolidated group financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the group financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 6	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

There have been no new accounting pronouncements during the six months ended June 30, 2013 that are of significance, or potentially significant, to the Group.

NOTE 7	CONSTRUCTION IN PROGRESS

As of June 30, 2013 and December 31, 2012, the Company had construction in progress of $811,048 and $761,726 respectively. The construction in progress as of June 30, 2013 represents the leasehold improvement projects for the 7 showrooms that XinyuXingbang leased from October 1, 2012 to September 30, 2016. The Company will invite furniture suppliers and service providers to hold exhibitions in these showrooms when the construction is completed.

XinyuXingbang leases these showrooms from XinyuXingbang Industry Co., Ltd. under an operating lease at a monthly rental of $45,935. Mr. Yao and his spouse own 90% and 10% respectively of the registered capital of XinyuXingbang Industry Co., Ltd.

NOTE 8	WEBSITE DEVELOPMENT COST

Starting from 2012, the Company shifted its focus to develop the e-commerce business model. Therefore, investments are made to develop the website, www.ju51.com, as the e-commerce platform. Costs incurred to develop our website are capitalized and amortized over the estimated useful life of the project. The Company evaluates the useful lives of these assets on an annual basis and determines impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Nevertheless, the Company has not been able to generate revenue from the e-commerce platform since 2012 and as such, has been monitoring the situation to determine the recoverability of the website development costs. While the Company forecasts to generate revenue from the e-commerce platform in the foreseeable future, there is however no concrete evidence to show the future benefit of the assets because the ability to generate revenue and cash flow is not certain. This uncertainty was not deemed to impact the recoverability of the assets until June 30, 2013. Therefore, as of June 30, 2013, the Company fully impaired the unamortized website development cost of $406,963 as the website did not meet the asset recoverability test. There was an impairment loss recognized of $10,460 on unamortized website development cost during the six month ended June 30, 2012.

NOTE 9	OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses consisted of the following:

	As of June 30, 2013	As of December 31, 2012
	(unaudited)
Customers deposits and prepayments	$107,198	$105,603
Business and other taxes payable	3,727	2,364
Other payables	433,609	447,461
Accrued expenses	59,346	76,643
	$603,880	$632,071

NOTE 10	SEGMENTS

The Company operates in three reportable segments, advertising, consulting service and e-commerce. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated on consolidation. As a result, the components of operating income for one segment may not be comparable to another segment.

The following is a summary of the Company’s segment information for the three months ended June 30, 2013 and 2012.

For the three months ended June 30, 2013	Advertising	Consulting service	E-commerce	Elimination	Total
Revenue	$3,270	$4,875	$-	$-	$8,145
Gross loss	(6,817)	(15,159)	(111,293)	-	(133,269)
Net loss	(684,317)	(50,910)	(202,839)	-	(938,066)
Total assets as of June 30, 2013	1,131,406	105,598	271,538	-	1,508,542
Capital expenditure	18,747	(2,372)	38,864	-	55,239
Depreciation and amortization	23,581	562	52,833	-	76,976

For the three months ended June 30, 2012	Advertising	Consulting service	E-commerce	Elimination	Total
Revenue	$306,706	$201,145	$-	$(75,598)	$432,253
Gross profit (loss)	270,581	184,531	(221,093)	-	234,019
Net (loss) income	(105,020)	158,372	(332,843)	-	(279,491)
Total assets as of June 30, 2012	2,001,256	219,315	927,527	-	3,148,098
Capital expenditure	2,032	116	120,186	-	122,334
Depreciation and amortization	18,154	675	41,443	-	60,272

A reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Three months ended June 30,
	2013	2012

Total net loss for reportable segments	$(938,066)	$(279,491)

Unallocated amounts relating to corporate operations	(105,099)	(101,124)
Total loss	$(1,043,165)	$(380,615)

The following is a summary of the Company's segment information for the six months ended June 30, 2013 and 2012.

For the six months ended June 30, 2013	Advertising	Consulting service	E-commerce	Elimination	Total
Revenue	$10,027	$9,696	$-	$-	$19,723
Gross loss	(9,810)	(29,826)	(235,987)	-	(275,623)
Net loss	(987,683)	(126,392)	(466,722)	-	(1,580,797)
Total assets as of June 30, 2013	1,131,406	105,598	271,538	-	1,508,542
Capital expenditure	57,392	5,357	81,189	-	143,938
Depreciation and amortization	38,945	3,634	118,770	-	161,349

For the six months ended June 30, 2012	Advertising	Consulting service	E-commerce	Elimination	Total
Revenue	$491,394	$250,734	$-	$(143,269)	$598,859
Gross profit (loss)	329,886	215,578	(364,243)	-	181,221
Net (loss) income	(221,381)	159,497	(510,387)	-	(572,271)
Total assets as of June 30, 2012	2,001,256	219,315	927,527	-	3,148,098
Capital expenditure	3,572	391	143,857	-	147,820
Depreciation and amortization	37,348	4,093	72,259	-	113,700

A reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Six months ended June 30,
	2013	2012

Total net loss for reportable segments	$(1,580,797)	$(572,271)

Unallocated amounts relating to corporate operations	(157,702)	(162,960)
Total loss	$(1,738,499)	$(735,231)

NOTE 11	STOCKHOLDERS’ EQUITY

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

As of June 30, 2013 and December 31, 2012, the Company appropriated $72,493 and $72,493 respectively to its reserve funds based on its net income in accordance with the laws and regulations of the PRC.

NOTE 12	COMMITMENTS AND CONTINGENCIES

(a)           Defined contribution retirement plans

The full time employees of Guangdong Xingbang and XinyuXingbang are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. Guangdong Xingbang and XinyuXingbang are required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the three months ended June 30, 2013 and 2012 were $11,270 and $28,379 respectively. The total provision and contributions made for such employee benefits for the six months ended June 30, 2013 and 2012 were $22,503 and $55,309 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(b)            Rental leases commitment

Guangdong Xingbang leases office premises from two shareholders (Mr. Yao and his spouse) under an operating lease at a monthly rental of $13,127 which was due to expire on December 31, 2012. Guangdong Xingbang renewed the lease with a one-year term and is obligated to pay monthly rent of approximately RMB93,000 (approximately $15,153) until December 31, 2013.

XinyuXingbang leases office premises from XinyuXingbang Industry Co., Ltd under an operating lease at a monthly rental of $2,770 which expires on June 30, 2015. Mr. Yao and his spouse own 90% and 10% respectively of the registered capital of XinyuXingbang Industry Co., Ltd.

XinyuXingbang leases showrooms from XinyuXingbang Industry Co., Ltd pursuant to a lease agreement and pays a monthly rental of $45,935 which expires on September 30, 2016.

As of June 30, 2013, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:

Six months ending December 31, 2013	$383,147
Fiscal years ending December 31,
2013	383,147
2014	584,458
2015	567,839
2016	413,415
Total	$1,948,859

Rental expenses for the three and six months ended 30 June 2013 and 2012 was $191,075, $41,930, $380,020 and $83,713 respectively.

(c)            Capital commitment

XinyuXingbang entered various construction contracts with third parties for leasehold improvement of offices or premises.

As of June 30, 2013, the Company had outstanding capital commitments which are contracted but not provided for the construction in progress of $164,358.

As of December 31, 2012, there was no capital commitments made by the Company.

NOTE 13	RELATED PARTY TRANSACTIONS

For the three and six months ended June 30, 2013 and 2012, Guangdong Xingbang paid relevant rent to two shareholders (Mr. Yao and his spouse) of $45,341, $38,754, $90,176 and $77,637 respectively.

In October 2012, XinyuXingbang entered into a lease agreement with XinyuXingbang Industry Co., Ltd for showrooms and pays a monthly rental of $45,935. The lease starts on October 1, 2012 and expires on September 30, 2016. Mr. Yao and his spouse own 90% and 10% respectively of the registered capital of XinyuXingbang Industry Co., Ltd. For the three and six months ended June 30, 2013 and 2012, XinyuXingbang paid the relevant rent to XinyuXingbang Industry Co., Ltd. of $137,446, $0, $273,360 and $0 respectively.

In June 2012, XinyuXingbang entered into a lease agreement with XinyuXingbang Industry Co., Ltd for office use whereby the monthly rental is $2,770. The lease starts on July 1, 2012 and expires on June 30, 2015.  For the three and six months ended June 30, 2013 and 2012, XinyuXingbang paid the relevant rent to XinyuXingbang Industry Co., Ltd. of $8,288, $0, $16,484 and $0 respectively.

As of June 30, 2013 and December 31, 2012, WFOE owed $814,677 and $802,555 respectively to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 11, 2012 and was due for repayment on June 10, 2013. On May 31, 2013, the loan was renewed, and the loan period started on June 12, 2013 and was due for repayment on June 11, 2014.

As of June 30, 2013 and December 31, 2012, Guangdong Xingbang owed $814,677 and $802,555 respectively to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 19, 2012 and was due for repayment on June 18, 2013. On June 10, 2013, the loan was renewed, and the loan period started on June 19, 2013 and was due for repayment on June 18, 2014.

As of June 30, 2013 and December 31, 2012, Guangdong Xingbang owed $90,918 and $0 respectively to Mr. Yao and his spouse for lease of office premises. The amounts due are unsecured, interest free and repayable on demand.

As of June 30, 2013 and December 31, 2012, Guangdong Xingbang owed $0 and $5,457 respectively to ZhongshanXingbang Purchase & Exhibition Service Co., Ltd (“ZhongshanXingbang”). Mr. Yao is the director of ZhongshanXingbang. The amount due is unsecured, interest free and repayable on demand.

As of June 30, 2013 and December 31, 2012, XinyuXingbang owed $408,165 and $130,582 respectively to XinyuXingbang Industry Co., Ltd for rental expense of showrooms. The amount due is unsecured, interest free and repayable on demand.

As of June 30, 2013 and December 31, 2012, XinyuXingbang owed $16,619 and $0 respectively to XinyuXingbang Industry Co., Ltd for rental expense of office used by XinyuXingbang.

On May 30, 2013, Guangdong Xingbang entered into a loan agreement with XinyuXingbang Industry Co., Ltd, with an amount of $81,468. The loan is interest free and unsecured with a loan period started on June 6, 2013 and is due for repayment on June 5, 2014. The use of this loan is only for the operation of Guangdong Xingbang.

On January 10, 2013, XinyuXingbang entered into a loan agreement with XinyuXingbang Industry Co., Ltd, with an amount of $814,677. The loan is interest free and unsecured with a loan period started on January 15, 2013 and is due for repayment on January 14, 2014. The use of this loan is only for the operation of  XinyuXingbang.

On January 3, 2013, Guangdong Xingbang entered into a loan agreement with XinyuXingbang Industry Co., Ltd, with an amount of $162,935. The loan is interest free and unsecured with a loan period started on January 5, 2013 and is due for repayment on January 4, 2014. The use of this loan is only for the operation of Guangdong Xingbang.

NOTE 14	CONCENTRATIONS AND CREDIT RISKS

As of June 30, 2013 and December 31, 2012, all of the Company’s assets were located in the PRC and Hong Kong and all of the Company’s revenues were derived from customers located in the PRC.

Details of the suppliers accounting for 10% or more of the Company’s purchases are as follows:

Supplier A
For the three months ended
June 30, 2013	-
June 30, 2012	91%

Supplier A
For the six months ended
June 30, 2013	-
June 30, 2012	83%

As of June 30, 2013 and December 31, 2012, the accounts payable for these suppliers were $0 and $0 respectively.

Details of the customers accounting for 10% or more of the Company’s sales are as follows:

	Customer A	Customer B
For the three months ended
June 30, 2013	100%	-

June 30, 2012	-	37%

	Customer A	Customer B
For the six months ended
June 30, 2013	82%	-

June 30, 2012	-	26%

As of June 30, 2013 and December 31, 2012, the accounts receivable from these customers were $0 and $0 respectively.

NOTE 15	SUBSEQUENT EVENT

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

(v)           Guangdong Xingbang Industry Information & Media Co. Ltd., our principal operating subsidiary, which is a Chinese variable interest entity that the WFOE controls through certain contractual arrangements (“ Guangdong Xingbang  ”); and

(vi)          XinyuXingbang Information Industry Co., Ltd., an entity incorporated in the PRC which the WFOE and Guangdong Xingbang each owns 50% of its equity interest, (“  XinyuXingbang ”). XinyuXingbang will continue the business of Guangdong Xingbang.

Through our wholly owned subsidiaries, Xingbang BVI and Xingbang HK, we own the WFOE, which controls Guangdong Xingbang, a variable interest entity (“VIE”), through a series of variable interest entity, or VIE contractual arrangements.  Guangdong Xingbang is currently our sole source of income and operations.  A summary of our business is described below.

We were formed as a Nevada corporation on April 12, 2011 to acquire operational control over Guangdong Xingbang. Since foreign investors are restricted by the laws and regulations of the PRC to operate the media and e-commerce business in China, we operate our business through ownership of the WFOE that provides management, consulting, investment and technical services to Guangdong Xingbang. We do not own any direct equity interest in Guangdong Xingbang. In May 2011, the WFOE entered into a series of contractual arrangements which effectively give the WFOE operational control over Guangdong Xingbang despite the lack of direct ownership. As a result of these contractual arrangements, we treat Guangdong Xingbang as a variable interest entity, or VIE, under U.S. generally accepted accounting principles, and we have included its historical financial results in our consolidated financial statements.

Our subsidiaries, Xingbang BVI and Xingbang HK are holding companies which do not have any operations or own any assets except for the ownership of the WFOE.  The only current operation of the WFOE is to provide consulting and management services to Guangdong Xingbang.  Currently, we rely on results of operations of Guangdong Xingbang and XinyuXingbang. If the PRC government declares the VIE agreements are not enforceable, we will not be able to exercise effective control over Guangdong Xingbang and consolidate the financial results of Guangdong Xingbang.  In such case, our results of operations and financial position will be materially adversely affected.

Guangdong Xingbang, which was founded in 2005, derives revenue primarily from three types of business: e-commerce related revenue derived from our e-commerce platform ju51 Online Mall, advertising revenue, and revenue from consulting service provided to businesses and local governments in China.

XinyuXingbang was incorporated in the PRC in June 2012 for the purpose of continuing the business of Guangdong Xingbang in the near future as Guangdong Xingbang winds down its operations. Pursuant to the Articles of Associations of XinyuXingbang, Guangdong Xingbang and the WFOE each invested $787,030 (RMB 5,000,000) in XinyuXingbang and each owns 50% of the equity interest of XinyuXingbang. Under the XinyuXingbang Articles of Association, the WFOE is entitled to appoint the sole director and all members of the management team of XinyuXingbang and the WFOE is entitled to receive 99.99% of XinyuXingbang’s net profit. Based on the relevant PRC regulations, an Internet Content Provider license, or ICP license, issued by the Chinese Ministry of Industry and Information Technology, is required for XinyuXingbang to conduct business as currently contemplated.  In order to be granted the ICP license, foreign investor’s ownership of XinyuXingbang cannot exceed 50%. XinyuXingbang obtained its ICP license in February 2013. Guangdong Xingbang will gradually wind down its operations and XinyuXingbang will carry out Guangdong Xingbang’s business except that Guangdong Xingbang will fulfill its contractual obligations under the existing customer contracts. Guangdong Xingbang will grant an exclusive license to XinyuXingbang to permit XinyuXingbang to use trademark, domain names, intellectual property rights and any know-how Guangdong Xingbang owns. Guangdong Xingbang will also assign the management right and right to receive revenue from the ju51 Mall and our newspaper publication, called Industry Economy Review, to XinyuXingbang. Guangdong Xingbang will continue its corporate existence to hold the equity interest in XinyuXingbang.

 Below is our organizational structure.

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

During 2012, the Company decided to focus its efforts on its e-commerce business model. Therefore revenue from advertising and consulting dropped significantly during 2012. On February 14, 2012, the board of directors exempted distributors or the so called “channel service providers” from paying service charges from October 2011 to June 2012, considering that the distributors have recorded loss resulting from low sales volume on the ju51 Mall, and in order to maintain a good and sustainable cooperation relationship with them. The board also authorized Mr. Xiaohong Yao (“Mr. Yao”), the Chairman, CEO and President, to exempt distributors from paying service charges, direct sale stores (later rebranded as technical service stations) from paying franchise fees based on the trade volume on the ju51 Mall. In June 2012, the Company terminated all the contracts with channel service providers, because none of the channel service providers met the agreed goals. Management also determined that the e-commerce platform will not be put into use until it is fully developed. We do not expect revenue generated from service charges and commissions from the transactions on the e-commerce platform until October 2013, at the earliest.

Since February 2012, we started to develop technical service stations and recruit interior designers and decoration technicians to join a web portal called “China Decoration Technicians Network” at http://www.zgzxjg.com as part of our sales effort. The web portal is owned by XinyuZhongxing Decoration Technicians Network Company Limited, a related party that is 80% owned by Mr. Yao and 20% owned by his spouse. The technical service stations (previously called “direct sales stores”) are intended to function as our local representative offices. The interior designers and decoration technicians help us reach out to consumers and act as shopping guides using the technical service stations as their base. Consumers who place order through the introduction of decoration technicians will enjoy special “membership price”, which is less than the direct sale price listed on the ju51 Mall. Interior designers and decoration technicians earn commissions from the flagship stores.

Since June 2013, Xingyu Xingbang started to enter into franchise agreements with companies who are interested in setting up an online retail store on the e-commerce website, www.ju51.com and a physical showroom in the “Home Furnishing Procurement Headquarter”, which is located in Xingyu City, China. The purpose of the agreement is to promote the business transactions volume on the e-commerce platform. At this stage, the agreements do not include franchise fee or service charge related to the services provided by Xingyu Xingbang, only a security deposit of $3,259 (RMB 20,000) for each agreement is required to be paid by the counterparty and will be returned within two months after termination or expiration of the agreement. As of June 30, 2013, Xingyu Xingbang had signed agreements with thirty-three companies, ten of them had set up their flagship store and paid the security deposit.

We are experiencing delay in our plan to start generating revenue from the e-commerce business. We did not generate any revenue as of June 30, 2013 due to the restructuring of our marketing team and the marketing strategy. We did not generate revenue from technical service stations because of the inability to identify qualified personnel to be in charge of the process. We were not able to hire the key personnel as previously planned due to the rigorous selection process. With an experienced director and a special team in place in July 2013, we expect to sign up with more technical service stations in the second half of 2013. In the early stage of development, we may waive the franchise fees from the technical service stations for promotional purposes. We experienced delay with the development of online flagship stores and physical showroom for similar reasons. The personnel in charge of the process did not perform according to our expectation and thus we underwent a restructuring of the team. We hired seasoned professionals in the second quarter and expect to be back on track with our plans. Moreover, we did not receive welcoming responses for our previous terms in our franchise agreements, which require the franchisee to pay franchise fees for setting up online retail stores and physical showrooms and also to set up an entity in Xinyu City, China, if the franchisee is not based in Xinyu. In order to attract more franchisees, we are loosening some of these requirements, which includes waiving the franchise fee in the first year of the agreement.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated group financial statements in conformity with accounting principles generally accepted in the United States, we make estimates and assumptions that affect the accounting, recognition and disclosure of our assets, liabilities, stockholders’ equity, revenues and expenses. We make these estimates and assumptions because certain information that we use is dependent upon future events, which cannot be calculated with a high degree of precision from data available or cannot be readily calculated based upon generally accepted methodologies. In some cases, these estimates are particularly difficult and therefore require a significant amount of judgment. Actual results could differ from the estimates and assumptions that we use in the preparation of our condensed consolidated group financial statements.

During the six months ended June 30, 2013, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations — Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012.

The following table presents, for the three months indicated, our consolidated statements of operations information.

	Three months ended June 30,
	2013	2012

REVENUE
Advertising	$3,270	$231,108
Consulting service	4,875	201,145
E-commerce	-	-
Total revenue	8,145	432,253

COST OF REVENUE
Advertising	10,087	36,125
Consulting service	20,034	16,614
E-commerce	111,293	145,495
Total cost of revenue	141,414	198,234

GROSS (LOSS) PROFIT	(133,269)	234,019

OPERATING EXPENSES
Selling expenses	87,825	459,202
General and administrative expenses	388,521	202,706
Impairment of website development cost	406,963	-
Depreciation – property and equipment	26,319	24,869
Total Operating Expenses, net	909,628	686,777

NET LOSS FROM OPERATIONS	(1,042,897)	(452,758)

OTHER (EXPENSES) INCOME, NET
Interest income	378	1,758
Other income	-	132
Other expenses	(646)	(758)
Loss on disposal of property and equipment	-	(4)
Total Other (Expenses) Income, net	(268)	1,128

NET LOSS BEFORE TAXES	(1,043,165)	(451,630)

Income tax benefit	-	71,015

NET LOSS	(1,043,165)	(380,615)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(21,339)	(8,379)

TOTAL COMPREHENSIVE LOSS	$(1,064,504)	$(388,994)

Net loss per share
- basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the period
- basic and diluted	81,244,000	81,244,000

Revenue

During the three months ended June 30, 2013, we had total revenue of $8,145, a decrease of 98.12% compared to the same period in 2012. Of this, $3,270 was attributable to revenue generated from advertising and $4,875 was attributable to consulting service rendered. During the three months ended June 30, 2012, total revenue was $432,253. Of this, $231,108 was attributable to revenue generated from advertising and $201,145 was attributable to consulting service rendered. The decrease of $424,108 was mainly due to decrease in advertising and consulting revenue as a result of the change of our business model to focus on revamping our e-commerce business. The Company waived the fee for the use of the e-commerce platform from October, 2011 to June 2012 by the channel service providers so as to compensate for loss incurred by the channel service providers due to low sales volume in the Ju51 mall. In June 2012, the Company terminated all the contracts with channel service providers, because none of the channel service providers had met the agreed goals. Management also determined that the e-commerce platform will not be put into use until it is fully developed, which is expected to be in the second half of year ending December 31, 2013. We spent the year ended December 31, 2012 and the first and second quarters of 2013 repositioning the Company to shift our core business from advertising and consulting to e-commerce. During this time, management does not think it is appropriate to start generating revenue from our e-commerce platform until our e-commerce revenue models are finalized and driver supports are ready. Therefore revenue from e-commerce was $0 for the three months ended June 30, 2013 and 2012.

Cost of revenue

Cost of revenue is comprised of printing cost, editorial fee, agent fee, salaries of consulting service providers, amortization of website development costs, salaries of website administrators and business tax relating to advertising and consulting service rendered.

Cost of revenue for the three months ended June 30, 2013 was $141,414, compared to $198,234 for the three months ended June 30, 2012, a decrease of $56,820, or approximately 28.66%. The decrease was due to the approximate 72.08% decrease in the cost of advertising revenue, which was $26,038, and the approximately 23.51% decrease in the cost of e-commerce, which was $34,202, which was offset by the approximately 20.59% increase in the cost of consulting revenue, which was $3,420. The reason for the decrease was the decrease in agent fee, printing cost, business tax relating to advertising, amortization of website development costs and salary of website administrators.

Gross (loss) profit

Gross loss was $133,269 for the three months ended June 30, 2013, a decrease of $367,288, or approximately 156.95%, compared to a gross profit of $234,019 of the same period in 2012. The decrease was mainly due to the decrease in advertising and consulting revenue.

Operating expenses

Operating expenses consist of selling, general and administrative expenses, impairment of website development cost and depreciation.

Operating expenses for the three months ended June 30, 2013 were $909,628, composed of $87,825 in selling expenses, $388,521 in general and administrative expense, $406,963 in impairment of website development cost, and $26,319 in depreciation. Operating expenses for the three months ended June 30, 2012 were $686,777, composed of $459,202 in selling expenses, $202,706 in general and administrative expense, and $24,869 in depreciation. The increase in operating expenses from the quarter ended June 30, 2012 to the quarter ended June 30, 2013 was $222,851, or approximately 32.45%, and it was mainly due to the impairment of website development cost of $406,963.

Other (expenses) income, net

Other (expenses) income, net, consists mainly of net of interest income, other income, other expenses, and loss on disposal of property and equipment.

Other expenses, net, for the three months ended June 30, 2013 was $268 compared to other income, net of $1,128 for the three months ended June 30, 2012, a decrease of $1,396, or approximately 123.76%. The decrease in other (expenses) income, net, was mainly due to the decrease in interest income.

Income tax benefit

Income tax benefit was $0 for the three months ended June 30, 2013, as compared to income tax benefit of $71,015 for the three months ended June 30, 2012. The Company did not recognize the deferred tax asset arising from the net loss for the three months ended June 30, 2013, due to the fact that the Company sustained continuous losses over the years. Our effective income tax rate was 0% and approximately 16% for the three months ended June 30, 2013 and 2012 respectively. Under PRC law, being qualified as a “New or High Technology Enterprise” is subject to review every year.

Net Loss

Net loss was $1,043,165 and $380,615 for the three months ended June 30, 2013 and 2012 respectively. The increase was mainly the result of a decrease in advertising and consulting revenue, and the revamp of the e-commerce business model and also the Company waiver of the fees paid to it for the use of the platform. Another reason for the increase was due to the increase in rental expenses in general and administrative expenses. Moreover, the unamortized website development cost was fully impaired during the quarter ended June 30, 2013.

Other comprehensive loss

Other comprehensive loss was $21,339 and $8,379 for the three months ended June 30, 2013 and 2012 respectively. The change of foreign currency translation loss was primarily caused by the fluctuation in the RMB to U.S. dollar exchange rate in 2013 compared to 2012.

Results of Operations — Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012.

The following table presents, for the six months indicated, our consolidated statements of operations information.

	Six months ended June 30,
	2013	2012

REVENUE
Advertising	$10,027	$348,125
Consulting service	9,696	250,734
E-commerce	-	-
Total revenue	19,723	598,859

COST OF REVENUE
Advertising	19,837	161,508
Consulting service	39,522	35,156
E-commerce	235,987	220,974
Total cost of revenue	295,346	417,638

GROSS (LOSS) PROFIT	(275,623)	181,221

OPERATING EXPENSES
Selling expenses	278,205	617,923
General and administrative expenses	725,207	364,371
Impairment of website development cost	406,963	10,460
Depreciation – property and equipment	51,926	51,162
Total Operating Expenses, net	1,462,301	1,043,916

NET LOSS FROM OPERATIONS	(1,737,924)	(862,695)

OTHER (EXPENSES) INCOME, NET
Interest income	916	2,136
Other income	-	169
Other expenses	(1,491)	(1,666)
Gain on disposal of property and equipment	-	2,296
Total Other (Expenses) Income, net	(575)	2,935

NET LOSS BEFORE TAXES	(1,738,499)	(859,760)

Income tax benefit	-	124,529

NET LOSS	(1,738,499)	(735,231)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(24,960)	(10,023)

TOTAL COMPREHENSIVE LOSS	$(1,763,459)	$(745,254)

Net loss per share
- basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding during the period
- basic and diluted	81,244,000	81,244,000

Revenue

During the six months ended June 30, 2013, we had total revenue of $19,723, a decrease of 96.71% compared to the same period in 2012. Of this, $10,027 was attributable to revenue generated from advertising and $9,696 was attributable to consulting service rendered. During the six months ended June 30, 2012, total revenue was $598,859. Of this, $348,125 was attributable to revenue generated from advertising and $250,734 was attributable to consulting service rendered. The decrease of $579,136 was mainly due to decrease in advertising revenue as a result of the change of our business model to focus on revamping our e-commerce business. The Company waived the fee for the use of the e-commerce platform from October, 2011 to June 2012 by the channel service providers so as to compensate for loss incurred by the channel service providers due to low sales volume in the Ju51 mall. In June 2012, the Company terminated all the contracts with channel service providers, because none of the channel service providers had met the agreed goals. Management also determined that the e-commerce platform will not be put into use until it is fully developed, which is expected to be in the second half of year ending December 31, 2013. We spent the year ended December 31, 2012 and the first and second quarters of 2013 repositioning the Company to shift our core business from advertising and consulting to e-commerce. During this time, management does not think it is appropriate to start generating revenue from our e-commerce platform until our e-commerce revenue models are finalized and driver supports are ready. Therefore revenue from e-commerce was $0 for the six months ended June 30, 2013 and 2012.

Cost of revenue

Cost of revenue is comprised of printing cost, editorial fee, agent fee, salaries of consulting service providers, amortization of website development costs, salaries of website administrators and business tax relating to advertising and consulting service rendered.

Cost of revenue for the six months ended June 30, 2013 was $295,346, compared to $417,638 for the six months ended June 30, 2012, a decrease of $122,292, or approximately 29.28%. The decrease was due to the approximate 87.72% decrease in the cost of advertising revenue, which was $141,671 offset by the approximately 12.42% increase in the cost of consulting revenue, which was $4,366 and the 6.79% increase in the cost of e-commerce, which was $15,013. The reason for the decrease was the decrease in agent fee, printing cost and business tax relating to advertising service.

Gross (loss) profit

Gross (loss) was $275,623 for the six months ended June 30, 2013, a decrease of $456,844, or approximately 252.09%, compared to a gross profit of $181,221 of the same period in 2012. The decrease was mainly due to the decrease in advertising and consulting revenue.

Operating expenses

Operating expenses consist of selling, general and administrative expenses, impairment of website development cost and depreciation.

Operating expenses for the six months ended June 30, 2013 were $1,462,301, composed of $278,205 in selling expenses, $725,207 in general and administrative expense, $406,963 in impairment of website development cost, and $51,926 in depreciation. Operating expenses for the six months ended June 30, 2012 were $1,043,916, composed of $617,923 in selling expenses, $364,371 in general and administrative expense, $10,460 in impairment of website development cost and $51,162 in depreciation. The increase in operating expenses from the quarter ended June 30, 2012 to the quarter ended June 30, 2013 was $418,385, or approximately 40.08%, and it was mainly due to the impairment of website development of $406,963.

Other (expenses) income, net

Other (expenses) income, net, consists mainly of net of interest income, other income, other expenses, and gain on disposal of property and equipment.

Other expenses, net, for the six months ended June 30, 2013 was $575 compared to other income, net of $2,935 for the six months ended June 30, 2012, a decrease of $3,510, or approximately 119.59%. The decrease in other (expenses) income, net, was primarily due to the decrease in interest income of $1,220 and no gain on disposal of property and equipment for the quarter ended June 30, 2013, compared to a gain of $2,296 the same period in 2012.

Income tax benefit

Income tax benefit was $0 for the six months ended June 30, 2013, as compared to income tax benefit of $124,529 for the six months ended June 30, 2012. The Company did not recognize the deferred tax asset arising from the net loss for the six months ended June 30, 2013, due to the fact that the Company sustained continuous losses over the years. Our effective income tax rate was 0% and approximately 14% for the six months ended June 30, 2013 and 2012 respectively. Under PRC law, being qualified as a “New or High Technology Enterprise” is subject to review every year.

Net Loss

Net loss was $1,738,499 and $735,231 for the six months ended June 30, 2013 and 2012 respectively. The increase was mainly the result of a decrease in advertising and consulting revenue, and the revamp of the e-commerce business model and also the Company waiver of the fees paid to it for the use of the platform. Another reason for the increase was due to the increase in rental expenses in general and administrative expenses. Moreover, the unamortized website development cost was fully impaired during the quarter ended June 30, 2013.

Other comprehensive loss

Other comprehensive loss was $24,960 and $10,023 for the six months ended June 30, 2013 and 2012 respectively. The change of foreign currency translation loss was primarily caused by the fluctuation in the RMB to U.S. dollar exchange rate in 2013 compared to 2012.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on hand and demand deposits at banks. We had $320,256 and $197,530 of cash and cash equivalents on hand as of June 30, 2013 and December 31, 2012 respectively, an increase of $122,726.

The increase in our cash and cash equivalents from December 31, 2012 to June 30, 2013 was largely attributable to an increase in net cash provided by financing activities, which was $1,424,963 on a period-to-period basis. The increase in cash provided by financing activities was largely caused by the advances of $1,334,787 from a related company, XinyuXingbang Industry Co., Ltd. of which Mr. Yao and his spouse own 90% and 10% respectively of the registered capital of XinyuXingbang Industry Co., Ltd. The rest of the increase is due to the advances of $90,176 received from Mr. Yao and his spouse.

We require cash for working capital, capital expenditures, repayment of debt, salaries, commissions and related benefits and other operating expenses and income taxes. We expect that our working capital needs will increase for the foreseeable future, as we continue to develop and grow our business. See “Business — General” in our 10-K filed with the SEC on April 1, 2013.

The following table summarizes our cash flows for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,
	2013	2012
Net cash (used in) operating activities	$(1,161,545)	$(918,162)
Net cash (used in) investing activities	$(143,938)	$(140,538)
Net cash provided by financing activities	$1,424,963	$1,577,193

Net Cash Used in Operating Activities. Net cash used in operating activities was $1,161,545 and $918,162 for the six months ended June 30, 2013 and 2012 respectively. The most significant items affecting the comparison of our operating cash flow for the six months ended June 30, 2013 and 2012 are summarized below:

●
Increase in cash loss from operations - Our net loss from operations, excluding depreciation, amortization, impairment of website development cost and gain on disposal of property and equipment, increased by $556,820 on a period-to-period basis, from cash loss of $613,367 for the six months ended June 30, 2012 to cash loss of $1,170,187 for the six months ended June 30, 2013, which negatively impacted our cash flows from operations. The increase in cash loss from operations was mainly due to the decrease in revenue and increase in rental expenses in general and administrative expenses in the first and second quarters in 2013 from the same period last year.

●
Decrease in accounts receivable – Accounts receivable decreased by $0 during the six month ended June 30, 2013, while it decreased by $1,399,061 for the same period in 2012. The reason was that we did not collect any accounts receivables in the first and second quarters of 2013 as we decided to render services after a retainer was paid by our customers. Revenue decreased from $598,859 during the six months ended June 30, 2012 to $19,723 during the six months ended June 30, 2013. No collection of accounts receivable and no increase of deferred revenue received from the customers during the first and second quarters of 2013 lead to an increase in cash used in operating activities.

●
Decrease in other payables and accrued expenses - Other payables and accrued expenses decreased by $37,430 in the first and second quarters in 2013, decreased by $21,118 for the same period in 2012. Other payables and accrued expenses consisted of other tax payables, accrued professional fees, accrued expenses, deposits received from customers, other payable, accrued website development cost, accrued wages and accrued welfare. The decrease in other payables and accrued expenses was the net effect of the decrease of the accrued professional fee, accrued payables, and increase in accrued wages and other payables, which was mainly arising from the payments for construction in progress.

Net Cash Used in Investing Activities. Our investing activities for the six months ended June 30, 2013 and 2012 used cash of $143,938 and $140,538 respectively. The net cash used in investing activities are comparable between two periods.

Net Cash Provided by Financing Activities. Our financing activities for the six months ended June 30, 2013 and 2012 provided cash of $1,424,963 and $1,577,193 respectively. Although there were advances of $1,334,787 from a related company, XinyuXingbang Industry Co., Ltd., the amount received from Mr. Yao and his spouse was decreased from $1,582,204 in the prior period compared to $90,176 during the six months ended June 30, 2013. The net result leads to a decrease in cash provided by financing activities.

Capital Resources

We had negative working capital of $3,578,992 as of June 30, 2013 and $2,219,805 as of December 31, 2012 respectively. The reason for the decrease from December 31, 2012 to June 30, 2013 was primarily due to the increase in amount due to related companies.

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

Nonetheless, our liquidity and capital position could be adversely affected by:

●	loss of revenue from advertising and consulting service;
●	continued failure to generate revenue in the e-Commerce business;
●	any change of policy on accounts receivable;
●	the enactment of new laws and regulations;

●	our inability to grow our business as we anticipate by expanding our revamped e-commerce business;
●	any other changes in the cost structure of our underlying business model; and
●	any of the other risks and uncertainties described in our annual report on Form 10-K for the fiscal year ended December 31, 2012.

Debt Obligations

The following is a summary of amounts outstanding under our debt obligations as of June 30, 2013 and December 31, 2012.

	As of June 30, 2013	As of December 31, 2012
Due to related companies	$1,483,864	$136,039
Due to shareholders	1,720,272	1,605,110
Accounts payable	-	2,183
Total debt	$3,204,136	$1,743,332

Due to related companies

As of June 30, 2013 and December 31, 2012, Guangdong Xingbang owed $0 and $5,457 respectively to ZhongshanXingbang Purchase & Exhibition Service Co., Ltd (“ZhongshanXingbang”) which is interest free, unsecured and repayable on demand. Mr. Yao is the director of ZhongshanXingbang.

As of June 30, 2013 and December 31, 2012, XinyuXingbang owed $408,165 and $130,582 respectively to XinyuXingbang Industry Co., Ltd for rental expense of showrooms. The amount due is unsecured, interest free and repayable on demand.

As of June 30, 2013 and December 31, 2012, XinyuXingbang owed $16,619 and $0 respectively to XinyuXingbang Industry Co., Ltd for rental expense of office used by XinyuXingbang. The amount due is unsecured, interest free and repayable on demand.

On May 30, 2013, Guangdong Xingbang entered into a loan agreement with XinyuXingbang Industry Co.,Ltd, with an amount of $81,468. The loan is interest free and unsecured with a loan period started on June 6, 2013 and is due for repayment on June 5, 2014. The use of this loan is only for the operation of Guangdong Xingbang.

On January 10, 2013, XinyuXingbang entered into a loan agreement with XinyuXingbang Industry Co., Ltd, with an amount of $814,677. The loan is interest free and unsecured with a loan period started on January 15, 2013 and is due for repayment on January 14, 2014. The use of this loan is only for the operation of  XinyuXingbang.

On January 3, 2013, Guangdong Xingbang entered into a loan agreement with XinyuXingbang Industry Co., Ltd, with an amount of $162,935. The loan is interest free and unsecured with a loan period started on January 5, 2013 and is due for repayment on January 4, 2014. The use of this loan is solely for the operations of Guangdong Xingbang.

Due to shareholders

As of June 30, 2013 and December 31, 2012, WFOE owed $814,677 and $802,555 respectively to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 11, 2012 and was due for repayment on June 10, 2013. On May 31, 2013, the loan was renewed, and the loan period started on June 12, 2013 and is due for repayment on June 11, 2014.

As of June 30, 2013 and December 31, 2012, Guangdong owed $814,677 and $802,555 respectively to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 19, 2012 and was due for repayment on June 18, 2013. On June 10, 2013, the loan was renewed, and the loan period started on June 19, 2013 and is due for repayment on June 18, 2014.

As of June 30, 2013 and December 31, 2012, Guangdong Xingbang owed $90,918 and $0 respectively to Mr. Yao and his spouse for lease of office premises. The amounts due are unsecured, interest free and repayable on demand.

Off-Balance Sheet Arrangements

On February 14, 2012, the board of directors resolved to exempt distributors from paying service charges from October 2011 to June 2012 and to authorize Mr. Yao to exempt distributors from paying service charges, and brick-and-mortar stores or decoration companies from paying franchise fees. As of June 30, 2013 and December 31, 2012, we did not have any off-balance sheet obligations involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations. All of our obligations with respect to Guangdong Xingbang have been presented on our consolidated balance sheets as of each such date.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the six months ended June 30, 2013 that are of significance, or potentially significant, to us.

Item 3.               Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4.               Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s management, including our Chief Executive Officer and interim Chief Financial Officer, reassessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2013 and has subsequently determined that our disclosure controls and procedures were not effective as of June 30, 2013 due to certain material weaknesses including (i) lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements; and (ii) lack of standard charter of accounts and written accounting manual and closing procedures to facilitate preparation of financial statements under U.S. GAAP for financial reporting processes. As a result of such material weaknesses, our disclosure controls and procedures were not effective. Our management has worked, and will continue to work to remedy the above material weaknesses in our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except as disclosed above.

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

There were no issuances of our equity securities during the quarter ended June 30, 2013.

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

China Xingbang Industry Group Inc.

Date: August 14, 2013	By:	/s/ Xiaohong Yao
Xiaohong Yao, Chairman, President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Haigang Song
Haigang Song, Chief Financial Officer (principal financial and accounting officer)