Form 10-Q
period 2013-09-30
China Xingbang Industry Group Inc.
filed 2013-11-14
CIK 1521222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 81,244,000 shares of common stock, par value $0.001, as of November 13, 2013.

CHINA XINGBANG INDUSTRY GROUP INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

CHINA XINGBANG INDUSTRY GROUP INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013

CONTENTS

Pages

Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	F-2

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012 (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (Unaudited)	F-4

Notes to the Condensed Consolidated Financial Statements (Unaudited)	F-5 – F-12

CHINA XINGBANG INDUSTRY GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$158,506	$197,530
Prepaid expenses and other current assets	30,744	97,568
Total Current Assets	189,250	295,098

PROPERTY AND EQUIPMENT, NET	990,589	354,420
WEBSITE DEVELOPMENT COST, NET	-	445,930
CONSTRUCTION IN PROGRESS	160,102	761,726
TOTAL ASSETS	$1,339,941	$1,857,174

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$-	$2,183
Deferred revenue	53,896	72,533
Other payables and accrued expenses	615,337	632,071
Income tax payable	-	66,967
Due to shareholders	1,770,751	1,605,110
Due to related companies	1,879,712	136,039
Total Current Liabilities	4,319,696	2,514,903

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock ($0.001 par value, 60,000,000 shares authorized, no shares issued as of September 30, 2013 and December 31, 2012)	-	-
Common stock ($0.001 par value, 300,000,000 shares authorized, 81,244,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012)	81,244	81,244
Additional paid-in capital	959,330	959,330
Unappropriated accumulated deficits	(4,122,625)	(1,830,964)
Appropriated retained earnings	72,493	72,493
Accumulated other comprehensive income	29,803	60,168
Total Stockholders' Deficit	(2,979,755)	(657,729)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,339,941	$1,857,174

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHINA XINGBANG INDUSTRY GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
REVENUE
Advertising	$35	$112,059	$10,062	$460,184
Consulting service	34	144,398	9,730	395,132
E-commerce	-	-	-	-
Total revenue	69	256,457	19,792	855,316

COST OF REVENUE
Advertising	1,317	(15,026)	21,154	146,482
Consulting service	19,408	17,047	58,930	52,203
E-commerce	84,238	72,235	320,225	293,209
Total cost of revenue	104,963	74,256	400,309	491,894

GROSS (LOSS) PROFIT	(104,894)	182,201	(380,517)	363,422

OPERATING EXPENSES
Selling expenses	78,867	188,918	357,072	806,841
General and administrative expenses	322,802	181,667	1,048,009	556,498
Impairment of website development cost	72,955	-	479,918	-
Depreciation – property and equipment	22,852	24,891	74,778	76,053
Total Operating Expenses, net	497,476	395,476	1,959,777	1,439,392

NET LOSS FROM OPERATIONS	(602,370)	(213,275)	(2,340,294)	(1,075,970)

OTHER INCOME (EXPENSES), NET
Interest income	176	1,923	1,092	4,059
Other income	50,065	650	50,065	819
Other expenses	(5,665)	(988)	(7,156)	(2,654)
Gain (loss) on disposal of property and equipment	4,632	(4)	4,632	2,292
Total Other Income, net	49,208	1,581	48,633	4,516

NET LOSS BEFORE TAXES	(553,162)	(211,694)	(2,291,661)	(1,071,454)

Income tax (expenses) benefit	-	(69,941)	-	54,588

NET LOSS	(553,162)	(281,635)	(2,291,661)	(1,016,866)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss) gain	(5,405)	4,633	(30,365)	(5,390)

TOTAL COMPREHENSIVE LOSS	$(558,567)	$(277,002)	$(2,322,026)	$(1,022,256)

Net loss per share
- basic and diluted	$(0.01)	$(0.00)	$(0.03)	$(0.01)

Weighted average number of shares outstanding during the period
- basic and diluted	81,244,000	81,244,000	81,244,000	81,244,000

 The accompanying notes are an integral part of the condensed consolidated financial statements.

CHINA XINGBANG INDUSTRY GROUP INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,291,661)	$(1,016,866)
Adjusted to reconcile net loss to net cash used in operating activities:
Depreciation – property and equipment	74,778	76,053
Amortization - website development cost	112,900	114,794
Impairment of website development cost	479,918	-
Gain on disposal of property and equipment	(4,632)	(2,292)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	-	1,266,107
Prepaid expenses and other current assets	68,060	37,410
Deferred tax assets	-	(92,141)
Increase (decrease) in:
Accounts payable	(2,205)	11,721
Deferred revenue	(19,791)	(241,941)
Other payables and accrued expenses	(27,892)	(224,274)
Income tax payable	(67,655)	(1,766)
Deferred tax liabilities	-	39,397
Net cash used in operating activities	(1,678,180)	(33,798)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(89,821)	(39,906)
Payments for website development cost	(142,303)	(239,431)
Proceeds from disposals of property and equipment	5,319	3,589
Repayments from related companies	-	3,635
Net cash used in investing activities	(226,805)	(272,113)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related companies	1,728,039	(272)
Due to shareholders	135,729	1,579,579
Net cash provided by financing activities	1,863,768	1,579,307

EFFECT OF EXCHANGE RATES ON CASH	2,193	(279)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(39,024)	1,273,117

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	197,530	199,188

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$158,506	$1,472,305

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$-	$-

Cash paid for income tax	$17,584	$-

 The accompanying notes are an integral part of the condensed consolidated financial statements.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position as of September 30, 2013, the results of operations and comprehensive loss for the three and nine months ended September 30, 2013 and 2012 and statements of cash flows for the nine months ended September 30, 2013 and 2012. The consolidated results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes of the Company for the year ended December 31, 2012.

NOTE 2	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s operations resulted in a net loss of $2,291,661 and used cash in operations of $1,678,180 for the nine months ended September 30, 2013. As of September 30, 2013, the Company had an unappropriated accumulated deficit of $4,122,625 and a working capital deficiency of $4,130,446.

In the course of its development activities, the Company continues to sustain losses. The Company expects to finance its operations primarily through capital contributions from shareholder and its affiliates. The Company borrowed from Mr. Xiaohong Yao ("Mr. Yao"), the Chief Executive Officer of the Company and his spouse, and companies controlled by them a net amount of $1,863,768 during the first three quarters of 2013, and the related parties agreed to lend more funds to the Company as needed for management to execute its business plan for at least the next twelve months.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until such time as it can generate sources of recurring revenues and to ultimately attain profitability when the Company’s e-commerce and showroom business are fully developed. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Xinyu Xingbang Information Industry Co., Ltd (“Xinyu Xingbang”) was incorporated in the PRC on June 11, 2012 for the purpose of continuing the business of Guangdong Xingbang in the near future as Guangdong Xingbang winds down its operations. Pursuant to the Articles of Association of Xinyu Xingbang, Guangdong Xingbang and the WFOE each invested $787,030 (RMB 5,000,000) in Xinyu Xingbang and each owns 50% of the equity interest of Xinyu Xingbang. Under the Xinyu Xingbang Articles of Association, the WFOE is entitled to appoint the sole director and all members of the management team of Xinyu Xingbang and the WFOE is entitled to receive 99.99% of Xinyu Xingbang’s net profit. Based on the relevant PRC regulations, an Internet Content Provider license, or ICP license, issued by the Chinese Ministry of Industry and Information Technology, is required for Xinyu Xingbang to conduct business as currently contemplated.  In order to be granted the ICP license, foreign investor’s ownership of Xinyu Xingbang cannot exceed 50%. Xinyu Xingbang obtained its ICP license in February 2013. Guangdong Xingbang will gradually wind down its operations and Xinyu Xingbang will carry out Guangdong Xingbang’s business except that Guangdong Xingbang will fulfill its contractual obligations under the existing customer contracts. Guangdong Xingbang will grant an exclusive license to Xinyu Xingbang to permit Xinyu Xingbang to use the trademark, domain names, intellectual property rights and any know-how Guangdong Xingbang owns. Guangdong Xingbang will also assign the management right and right to receive revenue from the ju51 Mall and our newspaper publication, called Industry Economy Review, to Xinyu Xingbang. Guangdong Xingbang will continue its corporate existence to hold the equity interest in Xinyu Xingbang.

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

The Company accounts for its VIEs in accordance with ASC 810, which requires the consolidation of VIEs in which a company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. The Company assesses all newly created entities and those with which the Company becomes involved to determine whether such entities are VIEs and, if so, whether or not the Company is their primary beneficiary.

As required by ASC 810-10, the Company performs a qualitative assessment to determine whether the Company remains the primary beneficiary of Guangdong Xingbang, which also owns 50% of Xinyu Xingbang.  A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and the parties involved in the design of the entity. The Company’s assessment on the involvement with Guangdong Xingbang reveals that the Company has the absolute power to direct the most significant activities that impact the economic performance of Guangdong Xingbang. Under the accounting guidance, the Company is deemed to be the primary beneficiary of Guangdong Xingbang and the results of Guangdong Xingbang and Xinyu Xingbang are consolidated in the Company’s group financial statements for financial reporting purposes. As of September 30, 2013 and December 31, 2012, the Company has no equity interest in Guangdong Xingbang, none of the Company’s assets serve as collateral for Guangdong Xingbang; creditors of Guangdong Xingbang have no recourse to the Company; and the Company has not provided any guarantees to Guangdong Xingbang.

The assets and liabilities associated with Guangdong Xingbang and Xinyu Xingbang are combined and presented on a gross basis, prior to consolidation adjustments with other entities in the Group, and are as follows:

	As of September 30, 2013	As of December 31, 2012

	(Unaudited)
Cash and cash equivalents	$100,512	$138,982
Prepaid expenses and other current assets	30,744	83,568
Due from group companies	1,606,602	1,134,828
Property and equipment, net	990,589	354,420
Website development cost, net	-	445,930
Construction in progress	160,102	761,726
Total assets	$2,888,549	$2,919,454

Accounts payable	$-	$2,183
Deferred revenue	53,896	72,533
Other payables and accrued expenses	603,836	585,485
Income tax payable	-	66,967
Due to group companies	945,752	720,374
Due to shareholders	953,758	802,555
Due to related companies	1,879,712	136,039
Total current liabilities	4,436,954	2,386,136
Equity of variable interest entities	(1,548,405)	533,318
Total liabilities and equity	$2,888,549	$2,919,454

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

Immediately prior to the PRC restructuring transactions that were completed on May 13, 2011, the Chief Executive Officer of the Company and his spouse controlled Guangdong Xingbang as they owned 90% and 10%, respectively, of its registered capital. The Chief Executive Officer also indirectly controlled Guangzhou Xingbang as he owned 56.25% of the issued share capital of Xingbang BVI, the sole shareholder of Guangzhou Xingbang. As Guangzhou Xingbang and Guangdong Xingbang are under common control, the contractual arrangements have been accounted for as a reorganization of entities under common control and the Group’s financial statements were prepared as if the reorganization occurred at the beginning of the first period presented.

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

The accompanying group financial statements for the nine months ended September 30, 2013 and 2012 include the financial statements of China Xingbang, its wholly owned subsidiaries, Xingbang BVI, Xingbang HK and the WFOE, its contractually controlled affiliate, Guangdong Xingbang and Xinyu Xingbang which is 50% owned by Guangdong Xingbang and 50% owned by Guangzhou Xingbang.

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

There have been no new accounting pronouncements during the nine months ended September 30, 2013 that are of significance, or potentially significance, to the Group.

NOTE 7	CONSTRUCTION IN PROGRESS

As of September 30, 2013 and December 31, 2012, the Company had construction in progress of $160,102 and $761,726, respectively. The construction in progress as of September 30, 2013 represents the leasehold improvement projects for the 7 showrooms that Xinyu Xingbang leased from October 1, 2012 to September 30, 2016. The Company will invite furniture suppliers and service providers to hold exhibitions in these showrooms when the construction is completed.

Xinyu Xingbang leases these showrooms from Xinyu Xingbang Industry Co., Ltd. under an operating lease at a monthly rental of $46,066. Mr. Yao and his spouse own 90% and 10%, respectively, of the registered capital of Xinyu Xingbang Industry Co., Ltd.

NOTE 8	WEBSITE DEVELOPMENT COST

On February 14, 2012, the Company exempted channel service providers from paying service charges at the technical service stations or from paying franchise fees based on sales volume generated on the ju51 Mall from October 2011 to June 2012. However, in June 2012, the Company terminated all the contracts with channel service providers on the e-commerce website, www.ju51.com as they failed to meet the agreed operating goals. The company also determined that the e-commerce platform would not be launched until it was fully developed. Besides, since June 2013, the Company has entered into franchise agreements with companies who are interested in setting up an online retail store on the e-commerce website, and physical showrooms in the Company’s “Home Furnishing Procurement Headquarters,” which is located in Xinyu City, China. As the e-commerce website has been put on hold until it is fully developed, the website development cost has been fully written off since second quarter of 2013.

Starting from 2012, the Company shifted its focus to develop the e-commerce business model. Therefore, investments are made to develop the website, www.ju51.com, as the Company’s e-commerce platform. Costs incurred to develop our website are capitalized and amortized over the estimated useful life of the project. The Company evaluates the useful lives of these assets on an annual basis and determines impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Nevertheless, the Company has not been able to generate revenue from the e-commerce platform since 2012 and as such, has been monitoring the situation to determine the recoverability of the website development costs. While the Company forecasts to generate revenue from the e-commerce platform in the foreseeable future, there is however no concrete evidence to show the future benefit of the assets because the ability to generate revenue and cash flow is not certain. This uncertainty was not deemed to impact the recoverability of the assets until June 30, 2013. Therefore, as of September 30, 2013, the Company fully impaired the unamortized website development cost of $479,918 as the website did not meet the asset recoverability test. There was no impairment loss recognized on unamortized website development cost during the nine month ended September 30, 2012.

NOTE 9	OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses consisted of the following:

	As of September 30, 2013	As of December 31, 2012
	(unaudited)
Receipt in advance	$107,503	$105,603
Business and other taxes payable	4,367	2,364
Other payables	439,825	447,461
Accrued expenses	63,642	76,643
	$615,337	$632,071

NOTE 10	SEGMENTS

The Company operates in three reportable segments, advertising, consulting service and e-commerce. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated on consolidation. As a result, the components of operating income for one segment may not be comparable to another segment.

The following is a summary of the Company’s segment information for the three months ended September 30, 2013 and 2012.

For the three months ended September 30, 2013	Advertising	Consulting service	E-commerce	Elimination	Total
Revenue	$35	$34	$-	$-	$69
Gross loss	(1,282)	(19,374)	(84,238)	-	(104,894)
Net loss	(240,270)	(58,927)	(195,477)	-	(494,674)
Total assets as of September 30, 2013	964,758	107,195	267,988	-	1,339,941
Capital expenditure	7,279	1,829	79,078	-	88,186
Depreciation and amortization	14,895	2,348	9,086	-	26,329

For the three months ended September 30, 2012	Advertising	Consulting service	E-commerce	Elimination	Total
Revenue	$134,209	$144,398	$-	$(22,150)	$256,457
Gross profit (loss)	149,235	127,351	(94,385)	-	182,201
Net (loss) income	(145,090)	96,450	(109,942)	-	(158,582)
Total assets as of September 30, 2012	1,676,151	172,417	780,429	-	2,628,997
Capital expenditure	27,264	2,781	101,472	-	131,517
Depreciation and amortization	21,421	1,952	53,774	-	77,147

A reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Three months ended September 30,
	2013	2012

Total net loss for reportable segments	$(494,674)	$(158,582)

Unallocated amounts relating to corporate operations	(58,488)	(123,053)
Total loss	$(553,162)	$(281,635)

The following is a summary of the Company's segment information for the nine months ended September30, 2013 and 2012.

For the nine months ended September 30, 2013	Advertising	Consulting service	E-commerce	Elimination	Total
Revenue	$10,062	$9,730	$-	$-	$19,792
Gross loss	(11,092)	(49,200)	(320,225)	-	(380,517)
Net loss	(1,227,953)	(185,319)	(662,199)	-	(2,075,471)
Total assets as of September 30, 2013	964,758	107,195	267,988	-	1,339,941
Capital expenditure	64,671	7,186	160,267	-	232,124
Depreciation and amortization	53,840	5,982	127,856	-	187,678

For the nine months ended September 30, 2012	Advertising	Consulting service	E-commerce	Elimination	Total
Revenue	$625,603	$395,132	$-	$(165,419)	$855,316
Gross profit (loss)	479,121	342,929	(458,628)	-	363,422
Net (loss) income	(366,471)	255,947	(620,329)	-	(730,853)
Total assets as of September 30, 2012	1,676,151	172,417	780,429	-	2,628,997
Capital expenditure	30,836	3,172	245,329	-	279,337
Depreciation and amortization	58,769	6,045	126,033	-	190,847

A reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Nine months ended September 30,
	2013	2012

Total net loss for reportable segments	$(2,075,471)	$(730,853)

Unallocated amounts relating to corporate operations	(216,190)	(286,013)
Total loss	$(2,291,661)	$(1,016,866)

NOTE 11	STOCKHOLDERS’ EQUITY

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

As of September 30, 2013 and December 31, 2012, the Company appropriated $72,493 and $72,493, respectively, to its reserve funds based on its net income in accordance with the laws and regulations of the PRC.

NOTE 12	COMMITMENTS AND CONTINGENCIES

(a)           Defined contribution retirement plans

The full time employees of Guangdong Xingbang and Xinyu Xingbang are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. Guangdong Xingbang and Xinyu Xingbang are required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the three months ended September 30, 2013 and 2012 were $12,520 and $20,258, respectively. The total provision and contributions made for such employee benefits for the nine months ended September 30, 2013 and 2012 were $35,023 and $75,567, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(b)            Rental leases commitment

Guangdong Xingbang leases office premises from two shareholders (Mr. Yao and his spouse) under an operating lease at a monthly rental of $13,127 which was due to expire on December 31, 2012. Guangdong Xingbang renewed the lease with a one-year term and is obligated to pay monthly rent of approximately RMB93,000 (approximately $15,196) until December 31, 2013.

Xinyu Xingbang leases office premises from Xinyu Xingbang Industry Co., Ltd under an operating lease at a monthly rental of $2,778, which expires on June 30, 2015. Mr. Yao and his spouse own 90% and 10%, respectively, of the registered capital of Xinyu Xingbang Industry Co., Ltd.

Xinyu Xingbang leases showrooms from Xinyu Xingbang Industry Co., Ltd pursuant to a lease agreement and pays a monthly rental of $46,066, which expires on September 30, 2016.

As of September 30, 2013, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:

Three months ending December 31, 2013	$224,010
Fiscal years ending December 31,
2013	224,010
2014	713,687
2015	709,491
2016	547,677
2017	37,412
2018	24,942
Total	$2,257,219

Rental expenses for the three and nine months ended 30 September 2013 and 2012 was $193,826, $48,282, $573,846 and $131,995, respectively.

(c)            Capital commitment

Since October 2012, Xinyu Xingbang entered various construction contracts for leasehold improvement of offices or premises to be used as showrooms.

As of September 30, 2013, the Company had contracted capital commitments of $49,450 for the leasehold improvements of showrooms.

As of December 31, 2012, the Company had contracted capital commitments of $7,936 for the purchase of office furniture.

NOTE 13	RELATED PARTY TRANSACTIONS

For the three and nine months ended September 30, 2013 and 2012, Guangdong Xingbang paid relevant rent to two shareholders (Mr. Yao and his spouse) of $45,553, $38,626, $135,729 and $116,263, respectively.

In October 2012, Xinyu Xingbang entered into a lease agreement with Xinyu Xingbang Industry Co., Ltd for showrooms with a monthly rental of $46,066. The lease starts on October 1, 2012 and expires on September 30, 2016. For the three and nine months ended September 30, 2013 and 2012, Xinyu Xingbang paid the relevant rent to Xinyu Xingbang Industry Co., Ltd. of $138,090, $0, $411,450 and $0, respectively.

In June 2012, Xinyu Xingbang entered into a lease agreement with Xinyu Xingbang Industry Co., Ltd for office use with a monthly rental of $2,778. The lease starts on July 1, 2012 and expires on June 30, 2015.  Mr. Yao and his spouse own 90% and 10%, respectively, of the registered capital of Xinyu Xingbang Industry Co., Ltd. For the three and nine months ended September 30, 2013 and 2012, Xinyu Xingbang paid the relevant rent to Xinyu Xingbang Industry Co., Ltd. of $8,327, $8,056, $24,811 and $8,056, respectively.

As of September 30, 2013 and December 31, 2012, WFOE owed $816,993 and $802,555, respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 11, 2012 and is due for repayment on June 10, 2013. On May 31, 2013, the loan was renewed, and the loan period started on June 12, 2013 and is due for repayment on June 11, 2014.

As of September 30, 2013 and December 31, 2012, Guangdong Xingbang owed $816,993 and $802,555, respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 19, 2012 and is due for repayment on June 18, 2013. On June 10, 2013, the loan was renewed, and the loan period started on June 19, 2013 and is due for repayment on June 18, 2014.

As of September 30, 2013 and December 31, 2012, Guangdong Xingbang owed $136,765 and $0, respectively, to Mr. Yao and his spouse for lease of office premises. The amounts due are unsecured, interest free and repayable on demand.

As of September 30, 2013 and December 31, 2012, Guangdong Xingbang owed $0 and $5,457, respectively, to ZhongshanXingbang Purchase & Exhibition Service Co., Ltd (“ZhongshanXingbang”) which is interest free, unsecured and repayable on demand. Mr. Yao is the director of ZhongshanXingbang. The amount due is unsecured, interest free and repayable on demand.

As of September 30, 2013 and December 31, 2012, Xinyu Xingbang owed $547,523 and $130,582, respectively, to Xinyu Xingbang Industry Co., Ltd for rental expense of showrooms. The amount due is unsecured, interest free and repayable on demand.

As of September 30, 2013 and December 31, 2012, Xinyu Xingbang owed $25,000 and $0, respectively, to Xinyu Xingbang Industry Co., Ltd for rental expense of office used by Xinyu Xingbang. The amount due is unsecured, interest free and repayable on demand.

On January 3, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Xingbang Industry Co., Ltd, with an amount of $163,400. The loan is interest free and unsecured with a loan period started on January 5, 2013 and is due for repayment on January 4, 2014. The use of this loan is only for the operation of Guangdong Xingbang.

On January 10, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Xingbang Industry Co., Ltd, with an amount of $816,993. The loan is interest free and unsecured with a loan period started on January 15, 2013 and is due for repayment on January 14, 2014. The use of this loan is only for the operation of  Xinyu Xingbang.

On May 30, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Xingbang Industry Co., Ltd, with an amount of $81,699. The loan is interest free and unsecured with a loan period started on June 6, 2013 and is due for repayment on June 5, 2014. The use of this loan is only for the operation of Guangdong Xingbang.

On July 25, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Xingbang Industry Co.,Ltd, with an amount of $81,699. The loan is interest free and unsecured with a loan period started on July 31, 2013 and is due for repayment on July 30, 2014. The use of this loan is only for the operation of Guangdong Xingbang.

On September 5, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Xingbang Industry Co.,Ltd, with an amount of $81,699. The loan is interest free and unsecured with a loan period started on September 12, 2013 and is due for repayment on September 11, 2014. The use of this loan is only for the operation of Xinyu Xingbang.

On September 5, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Xingbang Industry Co.,Ltd, with an amount of $81,699. The loan is interest free and unsecured with a loan period started on September 10, 2013 and is due for repayment on September 10, 2014. The use of this loan is only for the operation of Guangdong Xingbang.

NOTE 14	CONCENTRATIONS AND CREDIT RISKS

As of September 30, 2013 and December 31, 2012, all of the Company’s assets were located in the PRC and Hong Kong and all of the Company’s revenues were derived from customers located in the PRC.

Details of the suppliers accounting for 10% or more of the Company’s purchases are as follows:

	Supplier A	Supplier B
For the three months ended
September 30, 2013	-	-
September 30, 2012	48%	52%

	Supplier A	Supplier B
For the nine months ended
September 30, 2013	-	-
September 30, 2012	76%	12%

As of September 30, 2013 and December 31, 2012, the accounts payable for these suppliers were $0 and $2,183, respectively.

Details of the customers accounting for 10% or more of the Company’s sales are as follows:

	Customer A	Customer B
For the three months ended
September 30, 2013	-	-

September 30, 2012	-	43%

	Customer A	Customer B
For the nine months ended
September 30, 2013	82%	-

September 30, 2012	-	33%

As of September 30, 2013 and December 31, 2012, the accounts receivable from these customers were $0 and $0, respectively.

NOTE 15	SUBSEQUENT EVENT

In accordance with ASC Topic 855-10, the company has analyzed its operations subsequent to September 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Guangdong Xingbang was founded in 2005 as a print-media based advertising operator and consulting services provider.  In 2010, we made a significant shift of our business model and began laying the groundwork to transition to the business of operating a home furnishings e-commerce platform, ju51 Online Mall. Since 2012, we have been phasing out our advertising and consulting segments and, as of September 30, 2013, our advertising and consulting operations generate negligible revenue. We are currently in the process of building out our e-commerce platform and, once the platform is fully operational, we expect to derive all of our revenue from this business.

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

Historically, our revenue has highly correlated to the Chinese real estate market and was seasonal. Chinese government’s policies restraining real estate growth will result in decrease in the demand for home furnishings, which will have a significant impact on our revenue. Generally, the first half of the year is low season for the home furnishings market, as people generally do not decorate their home during this period because of wet weather and other factors, so our revenue in advertising and consulting (except for consulting provided to local governments) has been relatively low during this period.  We expect our revenue derived from our new ju51 Mall, once operational, to continue to follow these seasonal patterns.

In 2012, the Company decided to phase out its advertising and consulting operations and focus its efforts on its e-commerce business model. Therefore revenue from advertising and consulting dropped significantly during 2012. We previously intended to have our distributors develop our technical service stations as well as deliver products from manufactures to technical service stations. On February 14, 2012, the board of directors exempted its distributors, or the so called “channel service providers,” from paying service charges from October 2011 to June 2012, considering that the distributors recorded losses resulting from low sales volume on the ju51 Mall, and in order to maintain a good and sustainable cooperation relationship with them. The board also authorized Mr. Xiaohong Yao (“Mr. Yao”), the Company’s Chairman, CEO and President, to exempt distributors from paying service charges at the technical service stations or from paying franchise fees based on sales volume generated on the ju51 Mall. However in the first and second quarters of 2012, we found that many distributors failed to meet the agreed operating goals. As a result, in June 2012, the Company terminated all the contracts with its distributors. Management also determined that the e-commerce platform would not be launched until it was fully developed. We do not expect revenue generated from service charges and commissions from the transactions on the e-commerce platform until the platform is fully operational.

Since February 2012, the Company has been developing direct sales stores (later rebranded as “technical service stations”)  and recruiting interior designers and decoration technicians to join a web portal called “China Decoration Technicians Network” at http://www.zgzxjg.com as part of our sales effort. The web portal is owned by Xinyu Zhongxing Decoration Technicians Network Company Limited, a related party that is 80% owned by Mr. Yao and 20% owned by his spouse. The technical service stations (previously called “direct sales stores”) are intended to function as our local representative offices. Interior designers and decoration technicians will help us reach out to consumers and act as shopping guides, using the technical service stations as their physical base. Consumers who place orders through of the interior designers and decoration technicians will enjoy a special “membership price”, which will be lower than the direct sale price listed on the ju51 Mall. Interior designers and decoration technicians will earn commissions from the flagship stores.

Since June 2013, Xingyu Xingbang has entered into franchise agreements with companies who are interested in setting up an online retail store on the e-commerce website, www.ju51.com. Some of the franchisees had set up physical showroom in the Company’s “Home Furnishing Procurement Headquarters,” which is located in Xinyu City, China. The purpose of the agreement is to generate transactional volume on the e-commerce platform. At this stage, the agreements do not require a franchise fee or service charge for the services provided by Xingyu Xingbang, only a security deposit of $3,268 (RMB 20,000), which is refundable within two months after termination or expiration of the agreement. Once the ju51 Mall is operational, Xingyu Xingbang will begin to collect fees under the agreement, unless such fees are otherwise waived. As of September 30, 2013, Xingyu Xingbang had signed agreements with 491 companies, 18 of them had set up their showrooms and paid the security deposits.  In order to attract more franchisees, on all new franchise agreements signed in the third quarter of 2013, we agreed postpone the retainer payment until revenue is generated.  Our promotional efforts resulted in a total of 474 new franchise agreements were signed in the third quarter of 2013, as compared to 17 agreements in the preceding quarter.

We are experiencing delays in our schedule for rolling out our e-commerce platform and to date have not generated any revenue from this business. We did not generate any revenue from this business during the nine months ended September 30, 2013 due to the restructuring of our marketing team and marketing strategy. We have made substantial progress in setting up our infrastructure, establishing 84 new technical service stations in the third quarter of 2013. However, to date we have been unable to identify qualified personnel to oversee the build out of our technical service stations, online flagship stores, and physical showrooms.

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

During the nine months ended September 30, 2013, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations — Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012.

The following table presents, for the three months indicated, our consolidated statements of operations information.

	Three months ended September 30,
	2013	2012

REVENUE
Advertising	$35	$112,059
Consulting service	34	144,398
E-commerce	-	-
Total revenue	69	256,457

COST OF REVENUE
Advertising	1,317	(15,026)
Consulting service	19,408	17,047
E-commerce	84,238	72,235
Total cost of revenue	104,963	74,256

GROSS (LOSS) PROFIT	(104,894)	182,201

OPERATING EXPENSES
Selling expenses	78,867	188,918
General and administrative expenses	322,802	181,667
Impairment of website development cost	72,955	-
Depreciation – property and equipment	22,852	24,891
Total Operating Expenses, net	497,476	395,476

NET LOSS FROM OPERATIONS	(602,370)	(213,275)

OTHER INCOME (EXPENSES), NET
Interest income	176	1,923
Other income	50,065	650
Other expenses	(5,665)	(988)
Gain (Loss) on disposal of property and equipment	4,632	(4)
Total Other Income, net	49,208	1,581

NET LOSS BEFORE TAXES	(553,162)	(211,694)

Income tax expenses	-	(69,941)

NET LOSS	(553,162)	(281,635)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(5,405)	4,633

TOTAL COMPREHENSIVE LOSS	$(558,567)	$(277,002)

Net loss per share
- basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the period
- basic and diluted	81,244,000	81,244,000

Revenue

During the three months ended September 30, 2013, we had total revenue of $69, a decrease of 99.97% compared to the same period in 2012. Of this, $35 was attributable to revenue generated from advertising and $34 was attributable to consulting service rendered. During the three months ended September 30, 2012, total revenue was $256,457. Of this, $112,059 was attributable to revenue generated from advertising and $144,398 was attributable to consulting service rendered. The decrease of $256,388 was mainly due to decrease in advertising and consulting revenue as a result of the change of our business model to focus on revamping our e-commerce business. We spent the year ended December 31, 2012 and the first three quarters of 2013 repositioning the Company to shift our core business from advertising and consulting to e-commerce. During this time, management does not think it is appropriate to generate revenue from our e-commerce platform until our new e-commerce revenue models are finalized and driver supports are ready. Therefore revenue from e-commerce was $0 for the three months ended September 30, 2013 and 2012.

Cost of revenue

Cost of revenue is comprised of printing cost, editorial fee, agent fee, salaries of consulting service providers, amortization of website development costs, salaries of website administrators and business tax relating to advertising and consulting service rendered.

Cost of revenue for the three months ended September 30, 2013 was $104,963, compared to $74,256 for the three months ended September 30, 2012, an increase of $30,707, or approximately 41.35%. The increase was due to the approximate 108.76% increase in the cost of advertising revenue, which was $16,343, the approximate 13.85% increase in the cost of consulting revenue, which was $2,361, and the 16.62% increase in the cost of e-commerce, which was $12,003. The reason for the increase in cost of revenue was the increase in agent fee, printing cost, business tax relating to advertising, amortization of website development costs and salary of website administrators.

Gross (loss) profit

Gross loss was $104,894 for the three months ended September 30, 2013, a decrease of $287,095, or approximately 157.57%, compared to a gross profit of $182,201 of the same period in 2012. The decrease was mainly due to the decrease in advertising and consulting revenue.

Operating expenses

Operating expenses consist of selling, general and administrative expenses, impairment of website development cost and depreciation.

Operating expenses for the three months ended September 30, 2013 were $497,476, mainly composed of $78,867 in selling expenses, $322,802 in general and administrative expenses, $72,955 in impairment of website development cost, and $22,852 in depreciation. Operating expenses for the three months ended September 30, 2012 were $395,476, mainly composed of $188,918 in selling expenses, $181,667 in general and administrative expenses, and $24,891 in depreciation. The increase in operating expenses from the three months ended September 30, 2012 to the three months ended September 30, 2013 was $102,000, or approximately 25.79%. And it was mainly due to the increase in the impairment of website development cost of $72,955.

Other income (expenses), net

Other income (expenses), net, consists mainly of net of interest income, other income, other expenses, and gain/loss on disposal of property and equipment.

Other income, net, for the three months ended September 30, 2013 was $49,208 compared to other income, net of $1,581 for the three months ended September 30, 2012, an increase of $47,627, or approximately 3,012.46%. The increase in other income (expenses), net, was mainly due to the increase in other income of $49,415, representing the prior year over provision of income tax, for the three months ended September 30, 2013, as compared to $650 for the same period in 2012.

Income tax expenses

Income tax benefit was $0 for the three months ended September 30, 2013, as compared to income tax expenses of $69,941 for the three months ended September 30, 2012. The Company did not recognize the deferred tax asset arising from the net loss for the three months ended September 30, 2013, due to the fact that the Company has sustained continuous losses over the years. Our effective income tax rate was 0% and approximately 33% for the three months ended September 30, 2013 and 2012, respectively. Under PRC law, the Company’s qualification as a “New or High Technology Enterprise” is subject to review every year.

Net Loss

Net loss was $553,162 and $281,635 for the three months ended September 30, 2013 and 2012, respectively. The increase was mainly the result of a decrease in advertising and consulting revenue, the revamp of the e-commerce business model, and also the Company’s waiver of fees charged for the use of its former e-commerce platform in 2012. Another reason for the increase was due to the increase in rental expenses in general and administrative expenses. Moreover, the unamortized website development cost was fully impaired since second quarter of 2013.

Other comprehensive loss

Other comprehensive loss was $5,405 and a gain of $4,633 for the three months ended September 30, 2013 and 2012, respectively. The change of foreign currency translation loss was primarily caused by the fluctuation in the RMB to U.S. dollar exchange rate in 2013 compared to 2012.

Results of Operations — Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012.

The following table presents, for the nine months indicated, our consolidated statements of operations information.

	Nine months ended September 30,
	2013	2012

REVENUE
Advertising	$10,062	$460,184
Consulting service	9,730	395,132
E-commerce	-	-
Total revenue	19,792	855,316

COST OF REVENUE
Advertising	21,154	146,482
Consulting service	58,930	52,203
E-commerce	320,225	293,209
Total cost of revenue	400,309	491,894

GROSS (LOSS) PROFIT	(380,517)	363,422

OPERATING EXPENSES
Selling expenses	357,072	806,841
General and administrative expenses	1,048,009	556,498
Impairment of website development cost	479,918	-
Depreciation – property and equipment	74,778	76,053
Total Operating Expenses, net	1,959,777	1,439,392

NET LOSS FROM OPERATIONS	(2,340,294)	(1,075,970)

OTHER INCOME (EXPENSES), NET
Interest income	1,092	4,059
Other income	50,065	819
Other expenses	(7,156)	(2,654)
Gain on disposal of property and equipment	4,632	2,292
Total Other Income, net	48,633	4,516

NET LOSS BEFORE TAXES	(2,291,661)	(1,071,454)

Income tax benefit	-	54,588

NET LOSS	(2,291,661)	(1,016,866)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(30,365)	(5,390)

TOTAL COMPREHENSIVE LOSS	$(2,322,026)	$(1,022,256)

Net loss per share
- basic and diluted	$(0.03)	$(0.01)

Weighted average number of shares outstanding during the period
- basic and diluted	81,244,000	81,244,000

Revenue

During the nine months ended September 30, 2013, we had total revenue of $19,792, a decrease of 97.69% compared to the same period in 2012. Of this, $10,062 was attributable to revenue generated from advertising and $9,730 was attributable to consulting service rendered. During the nine months ended September 30, 2012, total revenue was $855,316. Of this, $460,184 was attributable to revenue generated from advertising and $395,132 was attributable to consulting service rendered. The decrease of $835,524 was mainly due to a decrease in advertising and consulting revenue as a result of the change of our business model to focus on revamping our e-commerce business. In the third quarter of 2013, 84 new technical service stations were created, compared to none in the second quarter of 2013, as well as 474 new franchise agreements signed in the third quarter of 2013, compared to 17 agreements in the second quarter of 2013. We spent the year ended December 31, 2012 and the first three quarters of 2013 repositioning the Company to shift our core business from advertising and consulting to e-commerce. During this time, management does not think it is appropriate to generate revenue from our e-commerce platform until our e-commerce revenue models are finalized and driver supports are ready. Therefore revenue from e-commerce was $0 for the nine months ended September 30, 2013 and 2012.

Cost of revenue

Cost of revenue is comprised of printing cost, editorial fee, agent fee, salaries of consulting service providers, amortization of website development costs, salaries of website administrators and business tax relating to advertising and consulting service rendered.

Cost of revenue for the nine months ended September 30, 2013 was $400,309, compared to $491,894 for the nine months ended September 30, 2012, a decrease of $91,585, or approximately 18.62%. The decrease was due to the approximate 85.56% decrease in the cost of advertising revenue, which was $125,328, the approximately 12.89% increase in the cost of consulting revenue, which was $6,727 and the 9.21% increase in the cost of e-commerce, which was $27,016. The reason for the decrease was mainly due to the decrease in agent fees, printing cost and business tax relating to advertising services.

Gross (loss) profit

Gross loss was $380,517 for the nine months ended September 30, 2013, a decrease of $743,939, or approximately 204.70%, compared to a gross profit of $363,422 of the same period in 2012. The decrease was mainly due to the decrease in advertising and consulting revenue.

Operating expenses

Operating expenses consist of selling, general and administrative expenses, impairment of website development cost and depreciation.

Operating expenses for the nine months ended September 30, 2013 were $1,959,777, mainly composed of $357,072 in selling expenses, $1,048,009 in general and administrative expenses, $479,918 in impairment of website development cost, and $74,778 in depreciation. Operating expenses for the nine months ended September 30, 2012 were $1,439,392, mainly composed of $806,841 in selling expenses, $556,498 in general and administrative expenses and $76,053 in depreciation. The increase in operating expenses from the quarter ended September 30, 2012 to the quarter ended September 30, 2013 was $520,385, or approximately 36.15%. And it was mainly due to the impairment of website development costs of $479,918.

Other income (expenses), net

Other income (expenses), net, consists mainly of net of interest income, other income, other expenses, and gain on disposal of property and equipment.

Other income, net, for the nine months ended September 30, 2013 was $48,633 compared to $4,516 for the nine months ended September 30, 2012, an increase of $44,117, or approximately 976.90%. The increase in other income, net, was primarily due to the increase in other income of $49,246, representing the prior year over provision of income tax, for the nine months ended September 30, 2013, compared to $819 for the same period in 2012.

Income tax benefit

Income tax benefit was $0 for the nine months ended September 30, 2013, as compared to income tax benefit of $54,588 for the nine months ended September 30, 2012. The Company did not recognize any deferred tax asset arising from the net loss for the nine months ended September 30, 2013, due to the fact that the Company has sustained continuous losses over the years. Our effective income tax rate was 0% and approximately 5% for the nine months ended September 30, 2013 and 2012, respectively. Under PRC law, the Company’s qualification as a “New or High Technology Enterprise” is subject to review every year.

Net Loss

Net loss was $2,291,661 and $1,016,866 for the nine months ended September 30, 2013 and 2012, respectively. The increase was mainly the result of a decrease in advertising and consulting revenue, and the revamp of the e-commerce business model and also the Company waiver of the fees paid to it for the use of the platform. Another reason for the increase was due to the increase in rental expenses in general and administrative expenses. Moreover, the unamortized website development cost was fully impaired since second quarter of 2013.

Other comprehensive loss

Other comprehensive loss was $30,365 and $5,390 for the nine months ended September 30, 2013 and 2012, respectively. The change of foreign currency translation loss was primarily caused by the fluctuation in the RMB to U.S. dollar exchange rate in 2013 compared to 2012.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on hand and demand deposits at banks. We had $158,506 and $197,530 of cash and cash equivalents on hand as of September 30, 2013 and December 31, 2012, respectively. There was a decrease of $39,024 in our cash and cash equivalents from December 31, 2012 to September 30, 2013.

The decrease in our cash and cash equivalents from December 31, 2012 to September 30, 2013 was largely attributable to the combined effect of net loss for the period of $2,291,661, payments for website development cost of $142,303 and advances from related companies of $1,728,039.

We require cash for working capital, capital expenditures, repayment of debt, salaries, commissions and related benefits and other operating expenses and income taxes. We estimate that the actual amount of approximately $2,547,000 is needed in the near term to continue the operations. We expect that our working capital needs will increase for the foreseeable future, as we continue to develop and grow our business. See “Business — General” in our 10-K filed with the SEC on April 1, 2013.

The following table summarizes our cash flows for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30,
	2013	2012
Net cash (used in) operating activities	$(1,678,180)	$(33,798)
Net cash (used in) investing activities	$(226,805)	$(272,113)
Net cash provided by financing activities	$1,863,768	$1,579,307

Net Cash Used in Operating Activities. Net cash used in operating activities was $1,678,180 and $33,798 for the nine months ended September 30, 2013 and 2012, respectively. The most significant items affecting the comparison of our operating cash flow for the nine months ended September 30, 2013 and 2012 are summarized below:

●
Increase in cash loss from operations - Our net loss from operations, excluding depreciation, amortization, impairment of website development cost and gain on disposal of property and equipment, increased by $800,386 on a period-to-period basis, from cash loss of $828,311 for the nine months ended September 30, 2012 to cash loss of $1,628,697 for the nine months ended September 30, 2013, which negatively impacted our cash flows from operations. The increase in cash loss from operations was mainly due to the decrease in revenue and increase in rental expenses in general and administrative expenses in the first three quarters in 2013 from the same period last year.

●
Decrease in accounts receivable – The decrease in account receivable was $0 during the nine months ended September 30, 2013, while it decreased by $1,266,107 for the same period in 2012. The reason for the decrease was that we did not collect any accounts receivables in the first three quarters of 2013 as we decided to render services after a retainer was paid by our customers. Revenue decreased from $855,316 during the nine months ended September 30, 2012 to $19,792 during the nine months ended September 30, 2013. No collection of accounts receivable and no increase of deferred revenue received from the customers during the first three quarters of 2013 led to an increase in cash used in operating activities.

●
Decrease in other payables and accrued expenses - Other payables and accrued expenses decreased by $27,892 during the first three quarters of 2013, while it decreased by $224,274 for the same period in 2012. Other payables and accrued expenses consisted of other tax payables, accrued professional fees, accrued expenses, deposits received from customers, other payable, accrued website development cost, accrued wages and accrued welfare. The decrease in other payables and accrued expenses was the net effect of the decrease of the accrued professional fee, accrued payables, and increase in accrued wages and other payables, which was mainly arising from the payments for construction in progress.

Net Cash Used in Investing Activities. Our investing activities for the nine months ended September 30, 2013 and 2012 used cash of $226,805 and $272,113, respectively. The net cash used in investing activities are comparable between two periods.

Net Cash Provided by Financing Activities. Our financing activities for the nine months ended September 30, 2013 and 2012 provided cash of $1,863,768 and $1,579,307, respectively. Although there were advances of $1,728,039 from a related company, Xinyu Xingbang Industry Co., Ltd., the amount received from Mr. Yao and his spouse was decreased to $135,729 during the nine months ended September 30, 2013 from $1,579,579 in the prior period. The net result leads to a decrease in cash provided by financing activities.

Capital Resources

We had negative working capital of $4,130,446 as of September 30, 2013 and $2,219,805 as of December 31, 2012, respectively. The reason for the increase in negative working capital from December 31, 2012 to September 30, 2013 was primarily due to the increase in amount due to related companies.

Under the VIEs’ agreements, Guangdong Xingbang pays the WFOE a consulting service fee, payable in RMB each quarter, equivalent to all of its net income for such quarter based on its quarterly financial statements, prepared in accordance with generally accepted accounting principles of the PRC. The WFOE then may transfer the cash payment to the offshore holding companies (Xingbang HK, Xingbang BVI and China Xingbang) via dividend payment, after deduction of relevant taxes.  If we obtain funds through financing in the US, Xingbang HK may invest in the WFOE. It is generally prohibited for PRC resident enterprises, including foreign owned entities, to make inter-company loans. However, management believes it is in compliance with the current PRC law for the WFOE to deposit the funds into a PRC bank account and request the PRC bank to lend the funds to Guangdong Xingbang, and may use such means to obtain capital funding in the future.

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

Nonetheless, our liquidity and capital position could be adversely affected by:

●	loss of revenue from advertising and consulting service;
●	continued failure to generate revenue in the e-Commerce business;
●	any change of policy on accounts receivable;
●	the enactment of new laws and regulations;

●	our inability to grow our business as we anticipate by expanding our revamped e-commerce business;
●	any other changes in the cost structure of our underlying business model; and
●	any of the other risks and uncertainties described in “Item 1A. Risk Factors,” and in our annual report on Form 10-K for the fiscal year ended December 31, 2012.

Debt Obligations

The following is a summary of amounts outstanding under our debt obligations as of September 30, 2013 and December 31, 2012.

	As of September 30, 2013	As of December 31, 2012
Due to related companies	$1,879,712	$136,039
Due to shareholders	1,770,751	1,605,110
Accounts payable	-	2,183
Total debt	$3,650,463	$1,743,332

Due to related companies

As of September 30, 2013 and December 31, 2012, Guangdong Xingbang owed $0 and $5,457, respectively, to ZhongshanXingbang Purchase & Exhibition Service Co., Ltd (“ZhongshanXingbang”) which is interest free, unsecured and repayable on demand. Mr. Yao is the director of ZhongshanXingbang.

As of September 30, 2013 and December 31, 2012, Xinyu Xingbang owed $547,523 and $130,582, respectively, to Xinyu Xingbang Industry Co., Ltd for rental expense of showrooms. The amount due is unsecured, interest free and repayable on demand.

As of September 30, 2013 and December 31, 2012, Xinyu Xingbang owed $25,000 and $0, respectively, to Xinyu Xingbang Industry Co., Ltd for rental expense of office used by Xinyu Xingbang. The amount due is unsecured, interest free and repayable on demand.

On September 5, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Xingbang Industry Co., Ltd, with an amount of $81,699. The loan is interest free and unsecured with a loan period started on September 10, 2013 and is due for repayment on September 10, 2014. The use of this loan is only for the operation of Guangdong Xingbang.

On September 5, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Xingbang Industry Co., Ltd, with an amount of $81,699. The loan is interest free and unsecured with a loan period started on September 12, 2013 and is due for repayment on September 11, 2014. The use of this loan is only for the operation of Xinyu Xingbang.

On July 25, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Xingbang Industry Co., Ltd, with an amount of $81,699. The loan is interest free and unsecured with a loan period started on July 31, 2013 and is due for repayment on July 30, 2014. The use of this loan is only for the operation of Guangdong Xingbang.

On May 30, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Xingbang Industry Co., Ltd, with an amount of $81,699. The loan is interest free and unsecured with a loan period started on June 6, 2013 and is due for repayment on June 5, 2014. The use of this loan is only for the operation of Guangdong Xingbang.

On January 10, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Xingbang Industry Co., Ltd, with an amount of $816,993. The loan is interest free and unsecured with a loan period started on January 15, 2013 and is due for repayment on January 14, 2014. The use of this loan is only for the operation of  Xinyu Xingbang.

On January 3, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Xingbang Industry Co., Ltd, with an amount of $163,400. The loan is interest free and unsecured with a loan period started on January 5, 2013 and is due for repayment on January 4, 2014. The use of this loan is solely for the operations of Guangdong Xingbang.

Due to shareholders

As of September 30, 2013 and December 31, 2012, WFOE owed $816,993 and $802,555, respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 11, 2012 and is due for repayment on June 10, 2013. On May 31, 2013, the loan was renewed, and the loan period started on June 12, 2013 and is due for repayment on June 11, 2014. The proceeds of the loan was used as the capital investment in Xinyu Xingbang, which is 50% owned by WFOE and 50% owned by Guangdong Xingbang.

As of September 30, 2013 and December 31, 2012, Guangdong Xingbang owed $816,993 and $802,555, respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 19, 2012 and is due for repayment on June 18, 2013. On June 10, 2013, the loan was renewed, and the loan period started on June 19, 2013 and is due for repayment on June 18, 2014.

As of September 30, 2013 and December 31, 2012, Guangdong Xingbang owed $136,765 and $0, respectively, to Mr. Yao and his spouse for lease of office premises. The amounts due are unsecured, interest free and repayable on demand.

Off-Balance Sheet Arrangements

On February 14, 2012, the board of directors resolved to exempt distributors from paying service charges from October 2011 to June 2012 and to authorize Mr. Yao to exempt distributors from paying service charges, and brick-and-mortar stores or decoration companies from paying franchise fees. As of September 30, 2013 and December 31, 2012, we did not have any off-balance sheet obligations involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations. All of our obligations with respect to Guangdong Xingbang have been presented on our consolidated balance sheets as of each such date.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the nine months ended September 30, 2013 that are of significance, or potentially significance, to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s management, including our Chief Executive Officer and interim Chief Financial Officer, reassessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013 and has subsequently determined that our disclosure controls and procedures were not effective as of September 30, 2013 due to certain material weaknesses, including: (i) a lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements; and (ii) a lack of standard charter of accounts and written accounting manual and closing procedures to facilitate preparation of financial statements under U.S. GAAP for financial reporting processes. As a result of such material weaknesses, our disclosure controls and procedures were not effective. Our management has worked, and will continue to work to remedy the above material weaknesses in our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first three quarters of 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except as disclosed above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We may be involved in litigation and other legal proceedings from time to time in the ordinary course of our business. Except as otherwise set forth in this quarterly report, we believe the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no issuances of our equity securities during the quarter ended September 30, 2013.

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

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

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

China Xingbang Industry Group Inc.

Date: November 14, 2013	By:	/s/ Xiaohong Yao
Xiaohong Yao, Chairman, President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Haigang Song
Haigang Song, Chief Financial Officer (principal financial and accounting officer)