Form 10-K
period 2013-12-31
China Xingbang Industry Group Inc.
filed 2014-03-31
CIK 1521222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE ‘/SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 000-18606

CHINA XINGBANG INDUSTRY GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0366034
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 1108 Sai Wei Avenue,
Hi-Tech Development Zone,
Xinyu City,
Jiangxi Province, P.R.C.
            (Address of Principal Executive Offices, Including Zip Code)

Registrant’s telephone number: (011) 86 7907123318

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, there was no active public trading market for our shares of common stock on OTC QB.  Since our revenue is less than $50 million during the fiscal year ended 2013, we are a smaller reporting company.

There were a total of 81,244,000 shares of the registrant’s common stock outstanding as of March 31, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2013

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

Use of Certain Defined Terms

In this Annual Report on Form 10-K, unless the context requires or is otherwise specified, references to the “Company,” “we,” “us,” “our” and similar expressions include the following entities (as defined herein):

(i) China Xingbang Industry Group Inc., a Nevada corporation (“Xingbang NV”);

(ii) Xing Bang Industry Group Limited, a British Virgin Islands company and a wholly-owned subsidiary of the Registrant (“Xingbang BVI ”);

(iii) China Group Purchase Alliance Limited, a Hong Kong company and a wholly-owned subsidiary of Xingbang BVI (“Xingbang HK ”);

(iv) Guangzhou Xingbang Information Consulting Co., Ltd., a wholly foreign-owned enterprise, or the “ WFOE ”, formed in the People’s Republic of China (“ PRC ”) and a wholly-owned subsidiary of Xingbang HK;

(v) Guangdong Xingbang Industry Information & Media Co. Ltd., our principal operating subsidiary, which is a Chinese variable interest entity that the WFOE controls through certain contractual arrangements (“ Guangdong Xingbang ”); and

(vi) Xinyu Xingbang Information Industry Co., Ltd., an entity incorporated in the PRC in which the WFOE and Guangdong Xingbang each own a 50% equity interest (“ Xinyu Xingbang ”).

PART I

ITEM 1. BUSINESS

General

We are a Nevada holding company which, through our wholly owned subsidiaries Xingbang BVI and Xingbang HK, owns the WFOE, which controls Guangdong Xingbang, a variable interest entity, through a series of VIE contractual arrangements. Guangdong Xingbang and the WFOE each invested $787,030 (RMB 5,000,000) in Xinyu Xingbang and each owns 50% of the equity interest of Xinyu Xingbang. Guangdong Xingbang, which was founded in January 2005, and XinyuXingbang, which was founded in June 2012, are our only operating entities.

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

During the second quarter of 2012, management decided to move our operations to XinyuXingbang,. Management believes it is important to have brick and mortar showrooms to present the products on sale in the ju51 Online Mall. The leasing costs in Xinyu, Jiangxi province where Xinyu Xingbang is located, are significantly lower than those in Guangzhou, Guangdong province where Guangdong Xingbang is located. Moreover, we also receive stronger government supports in Xinyu.

We generated revenue of $19,853 and $625,323 for our fiscal year ended 2013 and 2012 respectively representing a decrease of 96.83%. We had three major revenue streams, providing e-commerce related services, advertising in our newspaper and providing consulting services. Our revenue from providing e-commerce related services was $0 in 2013 and 2012. Our advertising revenue was $10,093 and $389,483 in 2013 and 2012 respectively, representing a decrease of 97.41%. Our revenue from consulting services was $9,760 and $235,840 in 2013 and 2012 respectively, representing a decrease of approximately 95.86%. The substantial decrease in our total revenue is due to decreases in advertising and consulting revenue as a result of the change of our business model to focus on revamping our e-commerce business as well as the slowdown of the real estate market in China since 2011. We did not generate any revenue from the e-commerce business due to change of our strategy as discussed in detail below.

Business Strategy

We made a significant shift of our business model in 2010, from being a print media based advertising operator and consulting services provider to an operator of a B2B2C e-commerce platform in the home furnishing industry.  There are two components to our strategy:

●	Develop a B2B2C e-commerce platform, called ju51 Online Shopping Mall (“ju51 Online Mall” or “ju51 Mall”), to be an e-commerce platform to be the significant revenue contributor of our whole business;

●	Develop an informational online portal, Qiuying, targeting consumers and home furnishing businesses.

●	Provide searching, directory and other services through an self-developed online portal “Qiuying” to help home furnishing companies setting up a franchise service platform on Ju51 Mall.

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

We plan to generating revenue from the following sources in the future:

E-Commerce revenue

We expect to receive franchise fee from businesses in the home furnishing industry when they open flagship stores in the Ju51 Mall and commission from manufacturers for their sales through the flagship stores on Ju51 Mall.  We will also generate revenue via Qiuying. Services to be offered on Qiuying include Qiuying search engine, which provides searches for information of potential clients or potential products; Qiuying directory, which helps consumers to navigate the home furnishing stores; and Qiuying software, which automatically transfers consumers’ needs into orders and distribute to store users to save advertising spending. Besides, a mobile application for Qiuying is also developed to offers an additional platform for users to access the data via their mobile phones.  We expect to generate revenues through Qiuying from following sources: commission from mobile games developers with the sales of the mobile games via Qiuying platform; commission from the business transactions occurred through the interface with other major e-commerce platforms; the sales of membership points for the end-users to post their business related information on the Qiuying platform; and income through the advertisements on the mobile application platform.

Advertising revenue

We will get paid by businesses in the home furnishing industry who put advertisements in the Ju51 Mall.  In addition, we will provide advertising services to businesses in the home furnishing industry through various media including Internet, TV, newspaper, periodicals, outdoor media and etc.

Corporate Structure and Related Agreements

Our organizational structure is summarized below:

Pursuant to the VIE Agreements, the WFOE effectively assumed management of the business activities of Guangdong Xingbang and has the right to appoint all executives and senior management and the members of the board of directors of Guangdong Xingbang.  The VIE Agreements are comprised of a series of agreements, including an Exclusive Consulting Services Agreement, Operating Agreement, Voting Rights Proxy Agreement, Equity Pledge Agreement and Option Agreement, through which the WFOE has the right to advise, consult, manage and operate Guangdong Xingbang for an annual consulting service fee in the amount of 100% of Guangdong Xingbang’s annual net income. Mr. Xiaohong Yao (“Mr. Yao”) and his spouse, Ms. Dongmei Zhong (“Ms. Zhong”), who are the only stockholders of Guangdong Xingbang (the “ Guangdong Xingbang Stockholders ”), have pledged their right, title and equity interests in Guangdong Xingbang as security for the WFOE to collect consulting services fees through Equity Pledge Agreement.  In order to further reinforce the WFOE’s rights to control and operate Guangdong Xingbang, the Guangdong Xingbang Stockholders have granted the WFOE an exclusive right and option to acquire all of their equity interests in Guangdong Xingbang through an Option Agreement.

●
Equity Interest Pledge Agreement. As of May 13, 2011, the WFOE and the Guangdong Xingbang Stockholders entered into Equity Interest Pledge Agreements, pursuant to which each stockholder pledges all of his shares of Guangdong Xingbang to the WFOE in order to guarantee cash-flow payments under the Consulting Services Agreement. The Equity Pledge Agreement further entitles the WFOE to collect dividends from Guangdong Xingbang during the term of the pledge. The Equity Pledge Agreement is effective for the maximum period of time permitted by Chinese law, which is currently 20 years. In the event Guangdong Xingbang fails to cure a material breach, the WFOE may, among other remedies available, terminate this agreement.

●
Consulting Service Agreement. As of May 13, 2011, Guangdong Xingbang and the WFOE entered into a Consulting Services Agreement which provides that the WFOE will be the exclusive provider of consulting and management services to Guangdong Xingbang and Guangdong Xingbang will pay all of its net income to the WFOE quarterly for such services.  Any such payment from the WFOE to the Company needs to comply with applicable Chinese laws affecting payments from Chinese companies to non-Chinese companies.  See “Risk Factors – Risks Associated With Doing Business in China.”  The Consulting Services Agreement is effective until it is terminated by either party in the event the other party becomes bankrupt or insolvent, if the WFOE ceases operations, or if circumstances arise which materially and adversely affect the performance or the objectives of the agreement. The WFOE may also terminate such agreement with or without cause.

●
Option Agreement. Pursuant to the Option Agreement among the WFOE, Guangdong Xingbang and each Guangdong Xingbang Stockholder, the Guangdong Xingbang Stockholders have granted the WFOE an exclusive right and option to acquire all of their equity interests in Guangdong Xingbang upon an event of default. The Operating Agreement is effective for the maximum period of time permitted by Chinese law (currently 20 years).

●
Voting Right Proxy Agreement. Pursuant to the Voting Right Proxy Agreement among the WFOE, Guangdong Xingbang and the Guangdong Xingbang Stockholders, the Guangdong Xingbang Stockholders have granted the WFOE a voting and proxy right to vote their equity interest in Guangdong Xingbang.  The Voting Right Proxy Agreement is effective until terminated by mutual agreement or by the WFOE with 30 days prior written notice.

Although we did not obtain any legal opinion from, nor been advised by any PRC legal counsel, management believes the above corporate structure complies with the PRC legal restrictions on foreign investment in the publication and e-commerce industries.

Xinyu Xingbang was incorporated in the PRC in June 2012 for the purpose of continuing the business of Guangdong Xingbang as Guangdong Xingbang winds down its operations. Pursuant to the Articles of Associations of Xinyu Xingbang, Guangdong Xingbang and the WFOE each invested $787,030 (RMB 5,000,000) in Xinyu Xingbang and each owns 50% of the equity interest of Xinyu Xingbang. Under the Xinyu Xingbang Articles of Association, the WFOE is entitled to appoint the sole director and all members of the management team of Xinyu Xingbang and the WFOE is entitled to receive 99.99% of Xinyu Xingbang’s net profit. Based on the relevant PRC regulations, an Internet Content Provider license, or ICP license, issued by the Chinese Ministry of Industry and Information Technology, is required for Xinyu Xingbang to conduct business as currently contemplated.  In order to be granted the ICP license, foreign investor’s ownership of Xinyu Xingbang cannot exceed 50%. Xinyu Xingbang obtained its ICP license in February 2013. Guangdong Xingbang will gradually wind down its operations and Xinyu Xingbang will carry out Guangdong Xingbang’s business except that Guangdong Xingbang will fulfill its contractual obligations under the existing customer contracts. Guangdong Xingbang granted an exclusive license to Xinyu Xingbang to permit Xinyu Xingbang to use the trademark, domain names, intellectual property rights and any know-how Guangdong Xingbang owns. Guangdong Xingbang also assigned the management right and right to receive revenue from the ju51 Mall and our newspaper publication, called Industry Economy Review, to Xinyu Xingbang. Guangdong Xingbang will continue its corporate existence to hold the equity interest in Xinyu Xingbang.

Products and Services

 E-commerce platform services through  ju51 Online Mall

We intend to provide an extensive e-commerce platform to provide value added services to manufacturers, distributors, retailers, decoration companies, and decoration technicians in the home furnishing industry while serving consumers through the ju51 Mall. “Ju51” sounds similar to the Chinese words of “juwu you,” which means “worry-free living” in Mandarin. When fully constructed, the ju51 Mall is expected to have ten marketplaces targeting ten sectors in the home furnishing industry, including light and lighting, bath and kitchen supplies, hardware, home textiles, residential furniture, office furniture, tiles, floor, doors and windows, home appliances,  interior painting and home décor and security monitoring system. Since its launch in August 2011, we explored different business strategies to maximize revenue generation through the ju51 Mall.

In the ju51 Mall, the manufacturers open flagship stores where they showcase and sell their products, list prices for products and process orders placed online by consumers. We also have technical service stations (previously named “direct sales stores” prior to February 2012) on our ju51Mall, which are primarily operated by brick-and-mortar retailers and decoration companies which have physical stores. A technical service station acts as a shopping guide and provides product support and services. When a consumer places orders online directly with flagship stores, the technical service station located closest to the consumer will receive the order simultaneously and provide product support and services, such as returns, exchanges, refunds and installation, through its own brick-and-mortar store. The reason for having technical service stations as shopping guides is to address the Chinese consumers’ concern about return or exchange of products ordered online. Generally we only develop one technical service station within a county or a district of a city to protect their economic interest. We currently intend to have the technical service stations act as distributors and promote our services in local markets. Customers may avoid paying the shipping fees by picking up the product at a local technical service station. In addition to technical service stations, we also intend to have decoration technicians to act as shopping guides to help increase sales volume in the ju51 Mall.  Xinyu Zhongxing Decoration Technicians Network Company Limited, (“Zhongxing Decoration”) an entity that the director is Mr. Yao, our Chairman of the Board, CEO, founded a web portal named China Decoration Technician at http://www.zgzxjg.com, which is intended to review and certify decoration technicians. Customers placing orders through the decoration technicians will enjoy special discounts compared to the retail price listed on the ju51 Mall. We also expect to develop different categories of Ju51 Mall memberships where the members will enjoy special discounts in order to promote sales in the ju51 Mall. A technical service station can earn commission as a percentage of the retail price, and the technical service station is related to the e-commerce platform. A decoration technician will also earn commissions, paid by flagship stores, based on a percentage of the amount he or she sells as a shopping guide. Our business model is designed to make sure consumers will receive quality products and services and have a quality shopping experience at the ju51 Mall. We expect the current business model will keep retail prices at the ju51 Mall at a competitive level.

We expect to generate revenue from the commission paid by the businesses in the home furnishing industry for their flagship stores and the franchise fee paid by businesses in the home furnishing industry. The businesses in the home furnishing industry will pay commission to us based on a percentage of retail sales generated by the flagship store. They also pay us an annual fixed franchise fee during the term of their franchise periods, which we refer to as on-line “leases”. We will also generate advertising revenue from the ju51 Mall.

As of December 31, 2013, an aggregate of 1,278 businesses have signed the franchise agreements with us, of which 708 had their physical stores set up and ready to sell their products once the platform is ready, and 15 stores have made the payment. For agreements signed prior to December 6, 2013, we charge a commission of 11.5% of the total sales for the B2B business and 21.5% of the total sales for B2C business. For agreements signed after December 6, 2013, we  charge the commission at a fixed rate of 21.5% of the total sales closed on the Ju51 Mall.

We have an agency agreement with Zhongxing Decoration an entity that the director is Mr. Yao.  Pursuant to the Agency Agreement, Zhongxing Decoration agrees to identify appropriate candidate to serve as technical service station. We are obligated to pay Zhongxing Decoration a commission of 5% of the sales closed by flagship stores on Ju51 Mall, 100% of the technical service station annual fee, and a commission of 10% of the franchise annual fee.

Advertisements in “Industry Economy Review” and its online version at http://ju51.com/epaper/list.htm

Prior to October 2013, we had a publication named “Industry Economy Review” which was published as a supplement to “Shopping Guide”, a nationally circulated newspaper. On March 6, 2013, we entered into an addendum agreement with Shopping Guide to change the publishing frequency from weekly to bi-weekly and agreed that circulation of the “Industry Economy Review” will be discontinued on December 31, 2013.

Consulting Services

As we continue to focus on e-commerce platform, we significantly reduced the consulting business during year 2013. Consulting revenue in 2013 was the adjustment of deferred revenue generated prior to year 2013.

Competition

General competitive advantages

As a previous leading print media operator in the lighting and ceramics sectors, we believe there are several key factors that will continue to differentiate us from our competitors in terms of e-commerce platform, advertising, and consulting service offerings targeting the home furnishing industry:

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

Sales and Marketing

Since February 2012, we started to develop technical service stations and recruit interior designers and decoration technicians to join the “China Decoration Technicians Network” at  http://www.zgzxjg.com  as part of our sales effort. The “China Decoration Technicians Network” is owned by Zhongxing Decoration. The technical service stations are intended to function as our local representative office. The interior designers and decoration technicians help us reach out to consumers and act as shopping guides using the technical service stations as their base. Consumers who place order through the introduction of decoration technicians will enjoy special “membership price”, which is less than the direct sale price listed on the ju51 Mall. Interior designers and decoration technicians earn commissions from the flagship stores.

We had been promoting the ju51 Mall in our own print media during 2011. Therefore no advertisement expenses in other channels were incurred in 2011. In 2012 and 2013, we spent $190,132 and $42,313 respectively in the promotion of the ju51 Mall in other channels.

Publishing and Printing

As of December 31, 2013, we have ceased the production of our newspaper as we have been shifting the focus to e-commerce.

IT Support

We have an in-house information technology research, development and operation center to support the ju51 Mall and our other web portals. We currently have 26 employees as technology support staff including system designers, webpage designers and IT engineers working on the construction and maintenance of the ju51 Online Mall. We intend to increase our investment in our web design and e-commerce construction capability to support the operation of the ju51 Online Mall. We also plan to double the number of IT staff.

We believe we have access to reliable and secure network infrastructure which provides sufficient support to our operations. Our web portals are connected to the Internet by reputable Internet connection operators such as China United Network Communication Group Company Limited (or China Unicom) and China Telecom Corporation (or China Telecom). Our 37 servers are located at four places, namely 21Vianet Asia Pacific Computer House, China Net Center Jiaochang Xi Computer House, China Net Center Sun City Computer House and our headquarters. These telecommunication operators provide us with support services twenty-four hours per day, seven days per week. They also provide connectivity for our servers through multiple high-speed connections.

Research and Development

Our own IT department has developed certain software and applications and obtained 14 computer software copyright registrations with the Chinese Copyright Bureau since 2008. Our IT staff, with the possible collaboration of outside IT consultants, will continue to design and develop applications geared toward e-commerce and peripheral products.

Intellectual Property

We have registered three trademarks in seven classes with the China Trademark Office with a valid term effective through 2019 or 2020, including the symbolic variation of the Chinese character “Xingbang”, Chinese character of “Light City” and  www.lightcity.cn , and Chinese character of “Ju Wu You” and  www.ju51.com , In 2008 and 2009 we obtained software copyright registration with the Copyright Bureau for 14 software applications we developed. We also have registered 7 domain names with the China Domain Name Administrative Center, which are renewable annually upon payment of certain fees. The domain name for Qiuying website is www.qiuying.com.

Employees

As of December 31, 2013, we had 51 full-time employees compared to 30 full-time employees as of December 2012. The increase is part of our overall strategy to focus on our e-commerce business. We terminated employment contracts with those who do not have e-commerce related knowledge or experience. We did not have any dispute with the previous employees and believe we have a good relationship with our current employees.

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

Risks Related to Our Business

The substantial and continuing net losses, and significant on-going working capital deficit incurred in the past few years, may require us to change our business plan or even may cause us not to be able to continue our operations if sufficient funding and/or additional cash from revenues is not realized

Our operations resulted in a net loss of $3,195,259 and used cash in operations of $2,407,706 for the year ended December 31, 2013. As of December 31, 2013, we had an unappropriated accumulated deficit of $5,026,223 and a working capital deficiency of $4,249,349.

Our ability to continue as a going concern is dependent on our ability to meet our obligations, to obtain additional financing as may be required until such time as we can generate sources of recurring revenues and to ultimately attain profitability.

The Company expects to finance its operations primarily through capital contributions from stockholders and related entities. However, management cannot provide any assurance that we will obtain required capital on terms acceptable to us.  If we are unable to secure additional capital, as circumstances require, or do not succeed in meeting our profit objectives we may be required to change or cease our operations.

If we are unable to execute our e-commerce business strategy, our business and future prospects may be materially and adversely affected.

We have limited experience in e-commerce. Since our inception, we attempted to conduct business to consumer business (“B2C”) in 2006 and business to consumer web portal business (“B2B”) in 2009. Both efforts were terminated.  We started operation of the ju51 Online Mall, a B2B2C business, in 2011. Although we have derived some experience through our past operation of e-commerce businesses, we cannot assure you that we have sufficient management experience, human resources and technical capability to operate this new line of business.  We explored different business models since the launch of the ju51 Mall in 2011. However, we have revised our business models a few times so far and have not been able to generate significant revenue from the ju51 Mall.  Our ability to achieve satisfactory financial results in our new line of business is unproven. Failure to execute our e-commerce strategy in the development and operation of the ju51 Online Mall may result in negative results of operation and may harm our future growth prospects.

Execution of our current business strategy depends on related entities controlled by Mr. Yao,  our CEO and principal shareholders. Mr. Yao’s potential conflicts of interest with us may adversely affect our business.

Guangdong Xingbang is jointly owned by Mr. Yao and Ms. Zhong, who are husband and spouse. Mr. Yao and Ms. Zhong also jointly own 55.39% of our common stock.  In addition, our current business strategy involves cooperation with Zhongxin Decoration, an entity owned by Mr. Yao and his spouse.  We also have a series of transactions with Xinyu Xingbang Industry Co, Ltd (“Xinyu Industry”), an entity owned by Mr. Yao and his spouse. We also have been dependent on the loan proceeds from Mr. Yao and his affiliates to fund our operations. Mr. Yao and Ms. Zhong may not act completely in the best interests of us or our stockholders (as opposed to their personal interest) and there may be conflicts of interest which may not be resolved in our favor.  For example, Mr. Yao and Ms. Zhong may cause Guangdong Xingbang to delay the payment of consulting services fees the WFOE or they may cause Guangdong Xingbang to unlawfully terminate the VIE Agreements.  There may be conflicts of interest between their duties to us and their interests as the shareholders of Guangdong Xingbang. We cannot assure you that they will act entirely in our interests when conflicts of interest arise or that conflicts of interest will be resolved in our favor. In the event they decided not to fund our operations or terminate the related entities’ relationship with us,  we would suffer significant disruption of our business. In addition, Mr. Yao and Ms. Zhong could violate their non-competition or employment agreements with us or their legal duties by diverting business opportunities from us, resulting in our loss of corporate opportunities. If we are unable to resolve any such conflicts, or if we suffer significant delays or other obstacles as a result of such conflicts, our business and operations could be severely disrupted, which could materially and adversely affect our results of operations and damage our reputation.

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

Our limited operating history in the advertising and consulting industry may not provide a meaningful basis for evaluating our business prospects. We started our advertising and consulting business in 2002. We are in the process of shifting our focus to becoming an e-commerce operator.  Although our revenues have grown rapidly since inception, we cannot guarantee that we will maintain profitability or that we will not incur net losses in the future.  We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

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

Although our cash generated from operations are decreased significantly, it is a result from a switch of business focus. However, we believe that we will be sufficient to fund our present operations by advances from stockholders and related companies. It is likely that in the future we will require substantial funds in order to fund operating expenses associated with the expansion of the ju51 Online Mall into other home furnishing sectors, to fund acquisition of channel service providers or other businesses, and to cover public company costs.  Without enough funds, we may not be able to meet these goals. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

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

In addition, significant capital and other resources may be required to protect against security breaches or to alleviate problems caused by such breaches. The methods used by hackers and others engaged in online criminal activity are increasingly sophisticated and constantly evolving. Even if we are successful in adapting to and preventing new security breaches, any perception by the public that online commerce and transactions, or the privacy of user information, are becoming increasingly unsafe or vulnerable to attack could inhibit the growth of e-commerce and other online services generally, which in turn may reduce the revenue from our e-commerce service offering.

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

Our existing stockholders have substantial influence over our company and their interests may not be aligned with the interests of our other stockholders.

Currently, our co-founders, Mr. Yao and Ms. Zhong, who are husband and wife, jointly own an aggregate of 55.39% of our outstanding shares through Future Media International Limited, a BVI entity. Mr. Yao, as the sole director of Future Media International Limited, has substantial influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. He may take actions that are not in the best interest of us or our other stockholders. These actions may be taken even if he is opposed by our other stockholders, including those who purchase shares in future offerings.  This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and may reduce the price of our shares. For more information regarding our principal stockholders and their affiliated entities, see “Corporate Structure.”

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

In addition, although we have no current acquisition plans, if we are presented with appropriate opportunities, we may acquire additional assets, products, technologies or businesses that are complementary to our existing business. Future acquisitions and the subsequent integration of new assets and businesses into our own would require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business operations. Acquired assets or businesses may not generate the financial results we expect. In addition, acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant. In addition to possible stockholders’ approval, we may also have to obtain approvals and licenses from the relevant government authorities in the PRC for the acquisitions and to comply with any applicable PRC laws and regulations, which could result in increased costs and delay.

We may need additional capital, and the sale of additional shares or other equity securities could result in dilution to our stockholders.

Although our current cash and cash equivalents and anticipated cash flow from operations are decreased significantly, it is a result from a switch of business focus.  However,  we believe that we will be sufficient to meet our anticipated cash needs for the foreseeable future by advances from stockholders and related companies. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. It is uncertain whether financing will be available in amounts or on terms acceptable to us, if at all.

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

We are subject to various PRC laws and regulations pertaining to the advertising and e-commerce industry.  Our business license allows us to engage in e-commerce operation.  However, there is no assurance that we will be able to maintain our business license. If our business license is revoked or terminated by the government, all our operations will have to be suspended, which would have a material adverse effect on our business and financial condition.

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

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s operations resulted in a net loss of $3,195,259 and used cash in operations of $2,407,706 for the year ended December 31, 2013.  As of December 31, 2013, the Company had an unappropriated accumulated deficit of $5,026,223 and a working capital deficiency of $4,249,349.

In the course of its development activities, the Company continues to sustain losses. The Company predicts that it will start generating profits in 2014. The Company expects to finance its operations primarily through capital contributions from stockholders and related companies. The Company borrowed from stockholders and related companies a net amount of $181,528 and $2,611,189 during 2013, and the stockholders and related companies agreed to lend more funds to the Company as needed for management to execute its business plan for at least the next twelve months.

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

PCAOB

The audit oversight board in the USA, may not have jurisdiction to inspect our independent audit firm.

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

On August 8, 2006, the PRC Ministry of Commerce (“MOC”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the CSRC and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “ Revised M&A Regulations ”), which took effect September 8, 2006.  The revised M&A Regulations include new provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange.  On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings.  However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement.

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

The VIE Agreements, designed to give us effective control of Guangdong Xingbang without having ownership in it, are governed by PRC laws.   We did not seek PRC legal counsel’s opinion or advice when we entered into these VIE Agreements with Guangdong Xingbang.  The PRC laws are complicated and fluid and there is no assurance that our understanding of the relevant PRC laws is accurate and up-to-date.  If our management’s understanding of the relevant PRC laws is incorrect and our corporate structure and the VIE Agreements are later determined by PRC government to be unenforceable, our results of operation may be materially adversely affected and we may have to negotiate new business terms with the Guangdong Xingbang Stockholders.

We depend upon the VIE Agreements in conducting our business in the PRC, which may not be as effective as direct ownership.

 The VIE Agreements may not be as effective in providing us with control over Guangdong Xingbang as direct ownership.  The VIE Agreements are governed by PRC laws and provide for the resolution of disputes through arbitration proceedings pursuant to PRC laws.  Accordingly, the VIE Agreements would be interpreted in accordance with PRC laws.  If Guangdong Xingbang or its stockholders fail to perform the obligations under the VIE Agreements, including but not limited to default in payment of consulting fees under the Consulting Services Agreement, we may have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, and there is a risk that we may be unable to obtain these remedies.  The legal environment in China is not as developed as in other jurisdictions.  As a result, uncertainties in the PRC legal system could limit our ability to enforce the VIE Agreements.

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

Under the VIE Agreements, the WFOE holds an option to purchase all or a portion of the equity of Guangdong Xingbang at a price based on the capital paid in by the Guangdong Xingbang stockholders. In case applicable PRC laws and regulations require an appraisal of the equity interest or provide other restrictions on the purchase price, the purchase price shall be the lowest price permitted under the applicable PRC laws and regulations. As Guangdong Xingbang is already a contractually controlled affiliate to our company, and already remits all of its net profits to us in the form of consulting service fees, the WFOE’s purchase of Guangdong Xingbang’s equity would result in a substantial cash payment from us to the Guangdong Xingbang Stockholders without any corresponding increase in our cash flow or increase in our book value.  Accordingly, payment of the purchase price could adversely affect the financial position of our company.

The stockholders of Guangdong Xingbang have potential conflicts of interest with us, which may adversely affect our business.

Guangdong Xingbang is jointly owned by Mr. Yao and Ms. Zhong, who are husband and wife. Mr. Yao and Ms. Zhong also jointly own 55.39% of our common stock. Mr. Yao and Ms. Zhong may not act completely in the best interests of us or our stockholders (as opposed to their personal interest) and there may be conflicts of interest which may not be resolved in our favor. For example, Mr. Yao and Ms. Zhong may cause Guangdong Xingbang to delay the payment of consulting services fees to our company via the WFOE or they may cause Guangdong Xingbang to unlawfully terminate the VIE Agreements. There may be conflicts of interest between their duties to us and their interests as the stockholders of Guangdong Xingbang. We cannot assure you that they will act entirely in our interests when conflicts of interest arise or that conflicts of interest will be resolved in our favor. In addition, Mr. Yao and Ms. Zhong could violate their non-competition or employment agreements with us or their legal duties by diverting business opportunities from us, resulting in our loss of corporate opportunities. If we are unable to resolve any such conflicts, or if we suffer significant delays or other obstacles as a result of such conflicts, our business and operations could be severely disrupted, which could materially and adversely affect our results of operations and damage our reputation.

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

Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies. Substantially all of our revenue and expenses are in Chinese Renminbi.  We are subject to the effects of exchange rate fluctuations with respect to any of these currencies.  For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar.  However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar.  Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese Renminbi against the U.S. dollar.  We can't offer assurance that Chinese Renminbi will be stable against the U.S. dollar or any other foreign currency.

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

With the exception of Xingbang NV, none of our subsidiaries maintain their books and records in accordance with U.S. GAAP. Guangdong Xingbang and XinyuXingbang, our operating subsidiaries, maintain their books and records in accordance with Chinese GAAP. Our Interim Chief Financial Officer, Mr. Song, and the accounting staff under his supervision are primarily responsible for preparing our books and records and converting such books and records into financial statements in accordance with U.S. GAAP.  However, Mr. Song and the accounting staff under his supervision have limited knowledge of, and no prior experience in preparing financial statements in accordance with, U.S. GAAP.  Mr. Song also prepares the necessary disclosure in our periodic reports with the SEC.  None of Mr. Song and the other accountants is a U.S. certified public accountant or a certified management accountant, neither have they attended U.S. academic institutions or extended educational programs that would provide a sufficient relevant education in U.S. GAAP. Our management concluded this deficiency constitutes a material weakness in internal control over financial reporting as of December 31, 2013.   Such material weaknesses in our internal control over financial reporting could result in a material misstatement of our financial statements that may not be prevented or detected.  As one of the steps to remedy this deficiency, we engaged a consulting firm which has expertise and experience in U.S. GAAP and SEC financial reporting to assist with U.S. GAAP conversion. However, no assurance can be given as to when or to what extent we can obtain the necessary U.S. GAAP experience. Our lack of accounting personnel with education and experience in U.S. GAAP is a material weakness in our internal control over financial reporting and could cause an oversight or delay in detecting a material misstatement of our annual or interim financial statements.

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

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered on financial and accounting irregularities, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to stockholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what affect this sector-wide scrutiny, criticism and negative publicity will have on our company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation may distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely hampered and your investment in our stock could be rendered worthless.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES

 Our corporate offices are located at No. 1108, Sai Wei Avenue, Hi-Tech Development Zone, Xinyu City, Jiangxi Province, PRC. Under the current PRC laws, land is owned by the state, and parcels of land in rural areas, which is known as collective land, is owned by the rural collective economic organization. Land use rights are granted to an individual or entity after payment of a land use right fee is made to the applicable state or rural collective economic organization. Land use rights allow the holder of the right to use the land for a specified long-term period.  We rent our office space from Xinyu Industry, an entity which is 80% and 20% owned by Mr. Yao and his spouse respectively. We entered into a three-year lease agreement with Xinyu Industry, whereby we are obligated to pay monthly rent of approximately RMB17,000 (approximately $2,808). The lease expired on June 30, 2015. We believe the rent is reasonable and in accordance with market prices.

Xinyu Xingbang leased showrooms from Xinyu Industry pursuant to a lease agreement and pays a monthly rental of $46,570. The lease agreement will expire on September 30, 2016. On December 31, 2013, Xinyu Xingbang and Xinyu Industry entered into a termination agreement terminating the lease agreement. XinyuXinbang agreed to relinquish the leasehold improvement for the showrooms in order to offset the lease due to Xinyu Industry arose from the rental of showrooms and as a result, Xinyu Xingbang had a loss on disposal of $151,055 in 2013.

Guangdong Xingbang leased office from Mr. Yao and his spouse pursuant to a one-year lease agreement and paid a monthly rental of RMB 81,782 (approximately $13,127). The lease expired on December 31, 2012. We renewed the lease with a one-year term and are obligated to pay monthly rent of approximately RMB 93,000 (approximately $15,363) until Decembe 31, 2013. We believe the rent is reasonable and in accordance with market prices.

In September 2013, Guangdong Xingbang lease Zhongshan office premises from Zhongshan Guzhen Asset Management Ltd pursuant to a lease agreement and pays a monthly rental of $1,891, which expires on August 31, 2018.

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

The following table sets forth the quarterly average high and low closing big prices per share for our Common Stock:

	High	Low
Fiscal year ended December 31, 2013	$6.00	$6.00
Quarter ended September 30, 2013	6.00	6.00
Quarter ended December 31, 2013	6.00	6.00
Period ending March 31, 2014	6.00	6.00

The source for the high and low closing bids quotations was www.otcmarkets.com.

The transfer agent for our common stock is Island Stock Transfer at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.

Holders

As of December 31, 2013, there were approximately 139 stockholders of record of our common stock. There are no shares of our preferred stock outstanding at the date of this report.

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

Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of December 31, 2013 and 2012 and for the years ended December 31, 2013 and 2012.

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

We generated revenue of $19,853 and $625,323 for our fiscal year ended 2013 and 2012 respectively representing a decrease of 96.83%. We had three major revenue streams, providing e-commerce related services, advertising in our newspaper and providing consulting services. Our revenue from providing e-commerce related services was $0 in 2013 and 2012. Our advertising revenue was $10,093 and $389,483 in 2013 and 2012 respectively, representing a decrease of 97.41%. Our revenue from consulting services was $9,760 and $235,840 in 2013 and 2012 respectively, representing a decrease of approximately 95.86%. The substantial decrease in our total revenue is due to decrease in advertising and consulting revenue as a result of the change of our business model to focus on revamping our e-commerce business as well as the slowdown of the real estate market in China since 2011. We did not generate any revenue from the e-commerce business due to change of our strategy as discussed in “ITEM 1. Busines -- Business Strategy” .

Results of Operations — Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table presents, for the years indicated, our consolidated statements of operations information.

	Years ended December 31
	2013	2012

REVENUE
Advertising	$10,093	$389,483
Consulting service	9,760	235,840
E-commerce	-	-
Total revenue	19,853	625,323

COST OF REVENUE
Advertising	64,319	170,195
Consulting service	79,058	76,024
E-commerce	404,784	529,875
Total cost of revenue	548,161	776,094

GROSS LOSS	(528,308)	(150,771)

OPERATING EXPENSES
Selling expenses	499,986	866,875
General and administrative expenses	1,447,095	941,489
Impairment of website development cost	505,624	-
Depreciation - property and equipment	116,387	96,733
Total Operating Expenses, net	2,569,092	1,905,097

NET LOSS FROM OPERATIONS	(3,097,400)	(2,055,868)

OTHER (EXPENSES) INCOME
Interest income	1,205	5,016
Other income	55,098	293,831
Other expenses	(7,747)	(3,119)
(Loss) gain on disposal of property and equipment, net	(146,415)	1,151
Total Other (Expenses) Income, net	(97,859)	296,879

NET LOSS BEFORE TAXES	(3,195,259)	(1,758,989)

Income tax expense	-	(69,557)

NET LOSS	(3,195,259)	(1,828,546)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(69,621)	(11,641)

COMPREHENSIVE LOSS	$(3,264,880)	$(1,840,187)

Net loss per share - basic and diluted	$(0.04)	$(0.02)

Weighted average number of shares outstanding during the year - basic and diluted	81,244,000	81,244,000

Revenue

During the year ended December 31, 2013, we had total revenue of $19,853. Of this, $10,093 was attributable to revenue generated from advertising, and $9,760 was attributable to consulting services rendered. During the year ended December 31, 2012, total revenue was $625,323. Of this, $389,483 was attributable to revenue generated from advertising and $235,840 was attributable to consulting services rendered. The decrease of $605,470 or approximately 96.83% was mainly due to the decrease in advertising and consulting revenue as a result of shifting our business focus to our e-commerce business. Advertising revenue comes from advertising in “Industry Economy Review”. On March 6, 2013, we entered into an addendum agreement to terminate the contract as of December 31, 2013 without any contingencies. We also discontinued the consulting services in year 2013 as a result of the shift of focus to e-commerce platform. During this time, we strengthened the support that we believe would boost e-commerce revenue in the future and we did not deem it appropriate to generate revenue until we believed the e-commerce platform and its revenue driver supports are ready. Therefore revenue from e-commerce was $0 during 2012 and 2013.

Cost of revenue

Cost of revenue is comprised of printing cost, editorial fee, agent fee, salaries of consulting service providers, amortization of website development costs, salaries of website administrators and business tax relating to advertising and service rendered.

Cost of revenue for the year ended December 31, 2013 was $548,161, compared to $776,094 for the year ended December 31, 2012, a decrease of $227,933, or approximately 29.37%. The reason for the change was the decrease in the cost of advertising revenue, which was $105,876, or approximately 62.21% and the increase in the cost of consulting revenue, which was $3,034, or approximately 3.99% and the decrease in the cost of e-commerce, which was $125,091, or approximately 23.61%. The reason for the decrease was mainly due to the decrease in agent fees, printing cost and business tax relating to advertising services. Since e-commerce is still in development, only cost of revenue relating to setting up e-commerce platform is generated without revenue.

Gross Loss

Gross loss was $528,308 in 2013, an increase of $377,537, or approximately 250.40%, compared to gross loss of $150,771 in 2012. The increase was mainly due to the decrease in advertising and consulting revenue.

Operating expenses

Operating expenses consist of selling, general and administrative expense, impairment of website development cost and depreciation.

Operating expenses for the year ended December 31, 2013 were $2,569,092, mainly composed of $499,986 in selling expenses, $1,447,095 in general and administrative expenses, $505,624 in impairment of website development cost, and $116,387 in depreciation. Operating expenses for the year ended December 31, 2012 were $1,905,097, mainly composed of $866,875 in selling expenses, $941,489 in general and administrative expenses and $96,733 in depreciation. The increase in operating expenses from the year ended December 31, 2013 to 2012 was $663,995, or approximately 34.85%. And it was mainly due to the increase in rental expense from 2012 to 2013, in general and administrative expenses, as a result of the lease agreement of office started on July 1, 2012, and the lease agreement of showrooms started on October 1, 2012, and increase in impairment of website development cost. On December 31, 2013, Xinyu Xingbang and Xinyu Industry agreed upon the termination of the lease agreement of the showrooms.

Other (expenses) income, net

Other (expenses) income, net, consists mainly of net of interest income, other income, other expenses and (loss) gain on disposal of property and equipment, net.

Other expenses, net, for the year ended December 31, 2013 was $97,859 compared to other income, net, $296,879 for the year ended December 31, 2012, a decrease of $394,738 or approximately 132.96%. The decrease in other (expense) income, net, was primarily due to the decrease in other income, which was $238,733, or 81.25%.  During the year ended December 31, 2011, the Company accrued $278,709 (RMB 1.8 million) of consulting fees with a consulting firm that helped the Company with the process of listing its securities in the US and raising capital. According to the agreement, the Company will not make the payment until capital is raised. As of December 31, 2012, the Company did not raise any capital and the Company is therefore not obligated to pay this amount. Under the mutual agreement between the Company and the consulting firm, the consulting fee is waived. Therefore, the accrual of $278,709 professional fee was reversed in 2012 and recorded as other income. During the year ended December 31, 2013, mainly the overprovision of payables in prior year was recorded, causing the huge drop of the balances between two years.

Besides, there was a gain on disposal of property and equipment of $1,151 in 2012 but a net loss of 146,415 was incurred in 2013. On December 31, 2013, Xinyu Xingbang and Xinyu Industry agreed upon the termination of the lease agreement of the showrooms. The leasehold improvement for the showrooms was wholly relinquished by Xinyu Xingbang in order to offset the amount due to Xinyu Industry arose from the rental of showrooms, resulting in a loss on disposal with $151,055 in 2013.

Income tax expense

Income tax expenses were $0 for the year ended December 31, 2013, as compared to income tax expenses of $69,557 for the year ended December 31, 2012. The decrease in income tax expenses was mainly attributable to the continuous loss over the years and increased valuation allowances on deferred tax assets.

Net Loss

Net loss was $3,195,259 for the year ended December 31, 2013, and net loss was $1,828,546 for the year ended December 31, 2012. The increase was mainly the result of a decrease in advertising and consulting revenue, and the revamp of the e-commerce business model.  Another reason for the increase was due to the increase in rental expenses in general and administrative expenses. Moreover, the unamortized website development cost was fully impaired since second quarter of 2013.

Other comprehensive loss

Other comprehensive loss was $69,621 for the year ended December 31, 2013. Other comprehensive loss was $11,641 for the year ended December 31, 2012. The change of foreign currency translation gains was primarily caused by the fluctuation in the RMB to U.S. dollar exchange rate in 2013 compared to 2012.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on hand and demand deposits at banks. We had $284,001 and $197,530 of cash and cash equivalents on hand as of December 31, 2013 and 2012 respectively. There was an increase of $86,471 in our cash and cash equivalents from December 31, 2012 to December 31, 2013.

The increase in our cash and cash equivalents from December 31, 2012 to December 31, 2013 was largely attributable to an increase in net cash used in operating activities, decrease in net cash used in investing activities, and increase in cash provided by financing activities, which was $1,889,659, $889,504 and 1,083,550 respectively, on a period-to-period basis.

We require cash for working capital, capital expenditures, repayment of debt, salaries, commissions and related benefits and other operating expenses and income taxes. We expect that our working capital needs will increase for the foreseeable future, as we continue to develop and grow our business. See “Business — General.” For 2014, we are estimating a cash inflow of approximately $93 million and an outflow of approximately $65 million as we are starting to generate revenue from e-commerce platform.

The following table summarizes our cash flows for the years ended December 31, 2013 and 2012:

	2013	2012
Net cash used in operating activities	$(2,407,706)	$(518,047)
Net cash used in investing activities	$(304,758)	$(1,194,262)
Net cash provided by financing activities	$2,792,717	$1,709,167

Net Cash Used in Operating Activities. Net cash used in operating activities was $2,407,706 for the year ended December 31, 2013, and net cash used in operating activities was $518,047 for the year ended December 31, 2012. The most significant items affecting the comparison of our operating cash flow for the years ended December 31, 2013 and 2012 are summarized below:

●
Increase in cash loss from operations - Our net loss from operations, excluding depreciation, amortization, impairment of website development cost and net (loss) gain on disposal of property and equipment, increased by $731,195 on a period-to-period basis, from cash loss of $1,580,677 for the year ended December 31, 2012 to $2,311,872 for the year ended December 31, 2013, which negatively impacted our cash flows from operations. The increase in cash loss from operations was mainly due to the decrease in revenue and increase in rental expenses in general and administrative expenses from 2012 to 2013.

●
Decrease in accounts receivable - The decrease in account receivable was $0 during the year ended December 31, 2013, while it decreased by $1,493,836 for the year ended in 2012. The reason for the decrease was that we did not collect any accounts receivables in 2013 as we decided to render services after a retainer was paid by our customers. Revenue decreased from $625,323 in 2012 to $19,853 in 2013. No collection of accounts receivable and no increase of deferred revenue received from the customers during 2013 led to an increase in cash used in operating activities.

Net Cash Used in Investing Activities. Our investing activities for the year ended December 31, 2013 used cash of $304,758. Our investing activities for the year ended December 31, 2012 used cash of $1,194,262. The decrease in cash used in investing activities was largely caused by the decrease of $752,169 in payments for construction in progress, and of $90,881 in payments for website development respectively, on a period-to-period basis.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $2,792,717 for the year ended December 31, 2013 and $1,709,167 for the year ended December 31, 2012 respectively. The increase was mainly due to the increase in advances from related companies for $2,486,993 offset by the decrease in net advances from stockholders for $1,403,443.

Capital Resources

We had a negative working capital of $4,249,349 and $2,219,805 as of December 31, 2013 and 2012 respectively. The reason for the increase from December 31, 2012 to December 31, 2013 was primarily due to the net effect of increase in amounts due to related companies and decrease in construction in progress.

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

We are a holding company with no significant revenue-generating operations of our own, and thus any cash flows from operations are and will be generated by Xinyu Xingbang and Guangdong Xingbang. Although there are negative cash flows from operations, the stockholders and related companies agreed to lend more funds to the Company as needed for management to execute its business plan for at least the next twelve months. The WFOE’s ability to make loans or pay dividends are restricted under PRC law and may be restricted under the terms of future indebtedness, its governing documents or other agreements. Based upon the cash on hand, anticipated cash to be received from our operations and the expected availability of cash from Guangdong Xingbang’s stockholders and a related company, we believe that our sources of liquidity will be sufficient to enable us to meet our cash needs for at least the next 12 months. Nevertheless, our liquidity and capital position could be adversely affected by:

●	Loss of revenue from advertising, consulting services or from the ju51 Online Mall;

●	Guangdong Xingbang’s delay or discontinuance of payment of consulting fees under the VIE agreements;

●	Any change of policy on accounts receivable;

●	The enactment of new laws and regulations;

●	Our inability to grow our business as we anticipate by expanding our existing advertising, consulting services and operation of the new e-commerce business;

●	Any other changes in the cost structure of our underlying business model; and

●	Any of the other risks and uncertainties described in “Item 1A. Risk Factors.”

Debt Obligations

The following is a summary of amounts outstanding under our debt obligations as of December 31, 2013 and 2012.

	2013	2012
Due to related companies	$2,098,552	$136,039
Due to stockholders	1,836,232	1,605,110
	$3,934,784	$1,741,149

Due to related companies

As of December 31, 2013 and 2012, Guangdong Xingbang owed $0 and $5,457 respectively, to Zhongshan Xingbang Purchase & Exhibition Service Co., Ltd (“Zhongshan Xingbang”) which is interest free, unsecured and repayable on demand. Mr. Yao is the director of Zhongshan Xingbang.

As of December 31, 2013 and 2012, Xinyu Xingbang owed $33,698 and $0 respectively to Xinyu Industry for rental expense of office used by Xinyu Xingbang. The amount due is unsecured, interest free and repayable on demand.

As of December 31, 2013 and 2012, Xinyu Xingbang owed $0 and $130,582  respectively, to Xinyu Industry for rental expense of showrooms. The amount due is unsecured, interest free and repayable on demand.

On December 31, 2013, Xinyu Xingbang and Xinyu Industry agreed upon the termination of the lease agreement of the showrooms. The leasehold improvement for the showrooms was wholly relinquished by Xinyu Xingbang in order to offset the amount due to Xinyu Industry arose from the rental of showrooms, resulting in a loss on disposal with $151,055 in 2013.

On January 3, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry with an amount of $165,189. The loan is interest free and unsecured with a loan period started on January 5, 2013 and is due for repayment on January 4, 2014. The use of this loan is solely for the operations of Guangdong Xingbang. On January 3, 2014, the loan agreement with Xinyu Industry was renewed. The loan is interest free and unsecured with a loan period started on January 5, 2014 and is due for repayment on January 4, 2015.

On January 10, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry with an amount of $825,942. The loan is interest free and unsecured with a loan period started on January 15, 2013 and is due for repayment on January 14, 2014. The use of this loan is only for the operation of Xinyu Xingbang. On January 10, 2014, the loan agreement with Xinyu Industry was renewed. The loan is interest free and unsecured with a loan period started on January 15, 2014 and is due for repayment on January 14, 2015.

On May 30, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry with an amount of $82,594. The loan is interest free and unsecured with a loan period started on June 6, 2013 and is due for repayment on June 5, 2014. The use of this loan is only for the operation of Guangdong Xingbang.

On July 25, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry with an amount of $82,594. The loan is interest free and unsecured with a loan period started on July 31, 2013 and is due for repayment on July 30, 2014. The use of this loan is only for the operation of Guangdong Xingbang.

On September 5, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry with an amount of $82,594. The loan is interest free and unsecured with a loan period started on September 10, 2013 and is due for repayment on September 10, 2014. The use of this loan is only for the operation of Guangdong Xingbang.

On September 5, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry with an amount of $82,594. The loan is interest free and unsecured with a loan period started on September 12, 2013 and is due for repayment on September 11, 2014. The use of this loan is only for the operation of Xinyu Xingbang.

On December 8, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry with an amount of $82,594. The loan is interest free and unsecured with a loan period started on December 12, 2013 and is due for repayment on December 11, 2014. The use of this loan is only for the operation of Guangdong Xingbang.

On December 12, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry with an amount of $660,753. The loan is interest free and unsecured with a loan period started on December 12, 2013 and is due for repayment on December 11, 2014. The use of this loan is only for the operation of Xinyu Xingbang.

Due to stockholders

As of December 31, 2013 and 2012, Guangdong Xingbang owed $184,350 and $0 respectively, to two stockholders (Mr. Yao and his spouse) for lease of office premises used by Guangdong Xingbang. The amount due is unsecured, interest free and repayable on demand.

As of December 31, 2013 and 2012, WFOE owed $825,941 and $802,555 respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 11, 2012 and is due for repayment on June 10, 2013. On May 31, 2013, the loan was renewed, and the loan period started on June 12, 2013 and is due for repayment on June 11, 2014. The proceeds of the loan was used as the capital investment in Xinyu Xingbang, which is 50% owned by WFOE and 50% owned by Guangdong Xingbang.

As of December 31, 2013 and 2012, Guangdong Xingbang owed $825,941 and $802,555 respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 19, 2012 and is due for repayment on June 18, 2013. On June 10, 2013, the loan was renewed, and the loan period started on June 19, 2013 and is due for repayment on June 18, 2014. The proceeds of the loan was used as the capital investment in Xinyu Xingbang, which is 50% owned by WFOE and 50% owned by Guangdong Xingbang.

Off-Balance Sheet Arrangements

On February 14, 2012, the board of directors resolved to exempt distributors from paying service charges from October 2011 to June 2012 and to authorize Mr. Yao, the Chairman, CEO and President, to exempt channel service providers from paying service charges, and brick-and-mortar stores or decoration companies from paying franchise fees. As of December 31, 2013 and 2012, we did not have any off-balance sheet obligations involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations. All of our obligations with respect to Guangdong Xingbang have been presented on our consolidated balance sheets as of each such date.

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

Principles of consolidation

The accompanying consolidated group financial statements of China Xingbang Industry Group Inc., its subsidiaries and variable interest entities (“VIEs”) (collectively the “Group”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

All significant inter-company accounts and transactions have been eliminated in consolidation.

Variable interest entity

In accordance with Accounting Standards Codification, or ASC 810, the Company analyzes its variable interests including its equity investments. The Company determines its interests in potential VIEs and then assesses whether the Company is the primary beneficiary of each VIE. If the Company determines it is the primary beneficiary of a VIE, the Company consolidates its assets, liabilities, results of operations and cash flows. If the Company is not the primary beneficiary, the Company accounts for such interests using other applicable GAAP.

Revenue recognition

The Company recognizes revenues under ASC 605, Revenue Recognition, when all of the following have occurred: persuasive evidence of arrangement with the customer, services have been performed, fees are fixed or determinable and collectability of the fees is reasonably assured.

Advertising

The Company previously published two weekly newspapers, namely “Guzhen Lighting Weekly” and “China Ceramic Weekly”. The newspapers were distributed free of charge to manufacturers, dealers, accessory providers and decoration designers engaged in lighting and ceramics industries in the PRC. During the second quarter of 2012, the printing and publication of the two newspapers were combined into one, and renamed “Industry Economy Review”. The combined newspaper is distributed free of charge to general distributors engaged in the home furnishings industry in the PRC. The Company derives revenue from the sale of advertising space in the newspaper. Newspaper advertising contracts generally have a term of one year or less. The customers usually pay the fees in advance which are recorded as deferred revenue under current liabilities. The advertising revenue is recognized as income when the advertisements are published in the newspaper or the related advertising services are rendered. On March 6, 2013, we entered into an addendum agreement with Shopping Guide to change the publishing frequency from weekly to bi-weekly and agreed that circulation of the “Industry Economy Review” will be discontinued on December 31, 2013.

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

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the profit or loss, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax asset and liabilities on a net basis. As of December 31, 2013 and 2012, the Company’s net deferred tax assets amounted to $0.

Foreign currency transactions

The reporting currency of the Company is the United States Dollars ("US$"). Xingbang NV, Xingbang BVI, Xingbang HK, WFOE, Guangdong Xingbang and Xinyu Xingbang maintain their accounting records in their functional currencies of US$, Hong Kong Dollars (“HK$”), HK$, Renminbi (“RMB”), RMB and RMB respectively. Foreign currency transactions during the year are translated to the functional currency at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statement of operations.

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

The exchange rates used to translate amounts in HK$ and RMB into US$ for the purposes of preparing the financial statements were as follows:

	December 31, 2013	December 31, 2012
Balance sheet items, except for share capital, additional paid-in capital and retained earnings as of year ended	US$1=HK$7.8 =RMB6.0537	US$1=HK$7.8 =RMB6.2301

Amounts included in the statements of operations and cash flows for the year	US$1=HK$7.8 =RMB6.1478	US$1=HK$7.8 =RMB6.3093

The translation loss recorded for the year ended December 31, 2013 was $69,621. The translation loss recorded for the year ended December 31, 2012 was $11,641.

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

Recent Accounting Pronouncements

There have been no new accounting pronouncements during the year ended December 31, 2013, that are of significance, or potentially significance, to us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Balance sheets, as of December 31, 2013 and 2012, and statements of operations, stockholders’ equity/(deficit) and cash flows for each of the two years in the period ended December 31, 2013, and 2012, together with the related notes and the reports of independent registered public accounting firms, are set forth on the “F” pages of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the conclusion of the fiscal year ended December 31, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on our assessment, Mr. Yao, our Chief Executive Officer and Mr. Song, our Chief Financial Officer, determined that, as of December 31, 2013, the evaluation of the effectiveness of our disclosure controls and procedures was completed, and because of the material weakness in our internal controls over financial reporting described below, our disclosure controls and procedures were not effective.

Notwithstanding management’s assessment that our internal controls over financial reporting were ineffective as of December 31, 2013 due to the material weaknesses described below, we believe that, the financial statements included in this Annual Report on Form 10-K present fairly our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

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

Management assessed our internal control over financial reporting as of and for the year ended December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the 1992 COSO framework) in the report entitled "Internal Control-Integrated Framework." The 1992 COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on this assessment using the 1992 COSO criteria, our management concluded that our internal controls over financial reporting were not effective, as of December 31, 2013 due to the material weaknesses described below.

During its evaluation of the effectiveness of internal controls over financial reporting as of December 31, 2013, management, including our Chief Executive Officer and interim Chief Financial Officer, assessed the effectiveness of the design and operation of the Company’s internal control over financial reporting as of December 31, 2013 and has determined that our internal control over financial reporting were not effective as December 31, 2013 due to certain material weaknesses including (i) lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements; and (ii) lack of standard charter of accounts and written accounting manual and closing procedures to facilitate preparation of financial statements under U.S. GAAP for financial reporting processes. As a result of such material weaknesses, our disclosure controls and procedures were not effective.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Name	Age	Position
Xiaohong Yao	47	Chairman of the Board of Directors, President, Chief Executive Officer
Haigang Song	47	Director, Interim Chief Financial Officer, Treasurer and Secretary
Xiaole Zhan	31	Director, Marketing Manager
Joseph Levinson (1) (2)	37	Director (Chairman of the Audit Committee)
Gangxian Su (1) (2) (3)	48	Director (Chairman of the Compensation Committee)
Xingzheng Tan (2) (3)	58	Director (Chairman of the Nominating and Corporate Governance Committee)
Fei Wu (1) (3)	48	Director

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

Fei Wu. Mr. Wu was appointed as an independent director in June 2011. Mr. Wu has been the Chairman of World Tourism Pictorial since October 2011. From May 2010 until present, Mr. Wu has been senior researcher in Brand Culture Research Development Centre affiliated with the China Culture Administration Society. Mr. Wu was the Chairman of Travel Integration World Group Limited from May 2010 to October 2011.  From July 2005 to May 2010, Mr. Wu was an executive editor in chief at Global Travel, a newspaper in the travel industry. Mr. Wu graduated from Fudan University with a bachelor’s degree. Mr. Wu is a senior consultant of Greater China Region in World Carnival. Mr. Wu has more than 17 years of experience in the media industry. Mr. Wu’s in-depth knowledge and years of experience in the operation and management of media companies make him an invaluable asset to our board and our business.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, our directors and executive officers and any persons holding more than 10% of our common stock are required to file with the SEC reports of their initial ownership of our common stock and any changes in ownership of such common stock. Copies of such reports are required to be furnished to us. Based solely upon a review of the Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year ended December 31, 2013, our officers, directors and ten percent stockholders are in compliance with Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Summary

The following table sets forth all cash compensation paid by us for the years ended 2013 and 2012.  The table below sets forth the positions and compensations for the two most highly compensated officers and directors.  All the officers were paid in Renminbi and the amounts reported in this table have been converted from Renminbi to U.S. dollars based on an average exchange rate of RMB 6.1478 to $1.00, in 2013 and RMB 6.3093 to $1 in 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year		Salary and Allowance ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xiaohong Yao Chairman, President and CEO	2012 2013	(1) (2)	$ $	40,748 41,671	— 3,253	— —	— —	— —	— —	— —	$ $	40,748 44,924

Haigang Song CFO, Treasurer and Secretary	2012 2013	(1) (2)	$ $	18,639 20,053	— 1,464	— —	— —	— —	— —	— —	$ $	18,639 21,517

Xiaole Zhan Director	2012 2013	(1) (2)	$ $	21,965 22,918	— 1,545	— —	— —	— —	— —	— —	$ $	21,965 24,463

(1)           For the fiscal year ended December 31, 2012.

(2)           For the fiscal year ended December 31, 2013.

Option/SAR Grants in Last Fiscal Year

We did not grant any stock options to our executive officers or directors from inception through the date of this report.

Director Compensation

We do not currently pay any compensation to our directors other than to Mr. Joseph Levinson, who receives annual cash compensation of $36,000, payable monthly.  We have found such payments to be necessary in order to attract US based directors who are experienced with Chinese companies, are familiar with the accounting differences between the two countries and who have access to US capital markets. As of the date of this report, we have paid the cash through December, 2013.

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

Executive Employment Contracts

Guangdong Xingbang has entered into employment agreements with Mr. Xiaohong Yao and Mr. Haigang Song. Each of these employment agreements are based on the form labor contract as required by PRC labor contract laws.  The term of Mr. Yao’s employment is from July 1, 2011 to June 30, 2014 and Mr. Yao is paid a monthly salary of RMB 20,000 (approximately $3,304) as the CEO and President. The term of Mr. Song’s employment is from July 1, 2011 to June 30, 2014. Mr. Song is paid a monthly salary of RMB 9,000 (approximately $1,487) as the CFO.  Under these agreements and the PRC labor laws, Guangdong Xingbang is obligated to pay employee compensation equal to one month’s salary for each year Guangdong Xingbang has employed such employee, up to twelve years, upon termination, except, but not limited to, where (1) the employee is held to be criminally liable; (2) the employee’s actions or inactions have resulted in a material adverse effect to Guangdong Xingbang; or (3) the employee seriously violated Guangdong Xingbang’s rule of conduct.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

As of December 31, 2013, there were 81,244,000 shares of common stock outstanding.  The following table sets forth certain information known to us with respect to the beneficial ownership of common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group.  Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

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

(3) Includes 44,999,000 shares of our common stock owned of record by Future Media International Limited and 1,000 shares of our common stock owned of record by Mr. Yao. Mr. Yao is the sole director of Future Media International Limited and the record holder of 90% of its capital stock and may be deemed beneficial owner of such shares. Ms. Zhong, the spouse of Mr. Yao holds 10% of the capital stock of  Future Media International Limited.

(4) Includes 8,000,000 shares of our common stock owned of record by World Achiever Limited. Xiaole Zhan is the sole director and holder of all of the capital stock of World Achiever Limited and thus may be deemed the beneficial owner of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Rental expenses paid to stockholders and a related company

Guangdong Xingbang leases office premises from two stockholders (Mr. Yao and his spouse)  under an operating lease at a monthly rental of $13,127 which was due to expire on December 31, 2012. Guangdong Xingbang renewed the lease with a one-year term and is obligated to pay monthly rent of approximately RMB93,000 (approximately $15,363) until December 31, 2013. For the years ended December 31, 2013 and 2012, Guangdong Xingbang paid relevant rent to two stockholders of $181,528 and $155,545 respectively.

In June 2012, Xinyu Xingbang entered into a lease agreement with Xinyu Industry for office premises whereby the monthly rental is $2,808. The lease starts on July 1, 2012 and expires on June 30, 2015. Mr. Yao and his spouse own 90% and 10% respectively of the registered capital of Xinyu Industry. For the years ended December 31, 2013 and 2012, Xinyu Xingbang paid the relevant rent to Xinyu Industry of $33,183 and $16,167 respectively.

In October 2012, Xinyu Xingbang entered into a lease agreement with Xinyu Industry for showrooms with a monthly rental of $46,570. The lease starts on October 1, 2012 and expires on September 30, 2016. For the year ended December 31, 2013 and 2012, Xinyu Xingbang paid the relevant rent to Xinyu Industry of $550,287 and $128,943 respectively. On December 31, 2013, Xinyu Xingbang and Xinyu Industry agreed upon the termination of the lease agreement of the showrooms. The leasehold improvement for the showrooms was wholly relinquished by Xinyu Xingbang in order to offset the amount due to Xinyu Industry arose from the rental of showrooms, resulting in a loss on disposal with $151,055 in 2013.

Due to stockholders

As of December 31, 2013 and 2012, Guangdong Xingbang owed $184,350 and $0 respectively, to Mr. Yao and his spouse for lease of office premises used by Guangdong Xingbang. The amount due is unsecured, interest free and repayable on demand.

As of December 31, 2013 and 2012, WFOE owed $825,941 and $802,555 respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 11, 2012 and is due for repayment on June 10, 2013. On May 31, 2013, the loan was renewed, and the loan period started on June 12, 2013 and is due for repayment on June 11, 2014. The proceeds of the loan was used as the capital investment in Xinyu Xingbang, which is 50% owned by WFOE and 50% owned by Guangdong Xingbang.

As of December 31, 2013 and 2012, Guangdong Xingbang owed $825,941 and $802,555 respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 19, 2012 and is due for repayment on June 18, 2013. On June 10, 2013, the loan was renewed, and the loan period started on June 19, 2013 and is due for repayment on June 18, 2014. The proceeds of the loan was used as the capital investment in Xinyu Xingbang, which is 50% owned by WFOE and 50% owned by Guangdong Xingbang.

Due to related companies

As of December 31, 2013 and 2012, Guangdong Xingbang owed $0 and $5,457 respectively, to Zhongshan Xingbang Purchase & Exhibition Service Co., Ltd (“Zhongshan Xingbang”) which is interest free, unsecured and repayable on demand. Mr. Yao is the director of Zhongshan Xingbang.

As of December 31, 2013 and 2012, Xinyu Xingbang owed $33,698 and $0 respectively to Xinyu Industry for rental expense of office used by Xinyu Xingbang. The amount due is unsecured, interest free and repayable on demand.

As of December 31, 2013 and 2012, Xinyu Xingbang owed $0 and $130,582 respectively, to Xinyu Industry for rental expense of showrooms. The amount due is unsecured, interest free and repayable on demand.

On December 31, 2013, Xinyu Xingbang and Xinyu Industry agreed upon the termination of the lease agreement of the showrooms. The leasehold improvement for the showrooms was wholly relinquished by Xinyu Xingbang in order to offset the amount due to Xinyu Industry arose from the rental of showrooms, resulting in a loss on disposal with $151,055 in 2013.

On January 3, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of $165,189. The loan is interest free and unsecured with a loan period started on January 5, 2013 and is due for repayment on January 4, 2014. The use of this loan is solely for the operations of Guangdong Xingbang. On January 3, 2014, the loan agreement with Xinyu Industry was renewed. The loan is interest free and unsecured with a loan period started on January 5, 2014 and is due for repayment on January 4, 2015.

On January 10, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of $825,942. The loan is interest free and unsecured with a loan period started on January 15, 2013 and is due for repayment on January 14, 2014. The use of this loan is only for the operation of Xinyu Xingbang. On January 10, 2014, the loan agreement with Xinyu Industry was renewed. The loan is interest free and unsecured with a loan period started on January 15, 2014 and is due for repayment on January 14, 2015.

On May 30, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of $82,594. The loan is interest free and unsecured with a loan period started on June 6, 2013 and is due for repayment on June 5, 2014. The use of this loan is only for the operation of Guangdong Xingbang.

On July 25, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of $82,594. The loan is interest free and unsecured with a loan period started on July 31, 2013 and is due for repayment on July 30, 2014. The use of this loan is only for the operation of Guangdong Xingbang.

On September 5, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of $82,594. The loan is interest free and unsecured with a loan period started on September 10, 2013 and is due for repayment on September 10, 2014. The use of this loan is only for the operation of Guangdong Xingbang.

On September 5, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of $82,594. The loan is interest free and unsecured with a loan period started on September 12, 2013 and is due for repayment on September 11, 2014. The use of this loan is only for the operation of Xinyu Xingbang.

On December 8, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of $82,594. The loan is interest free and unsecured with a loan period started on December 12, 2013 and is due for repayment on December 11, 2014. The use of this loan is only for the operation of Guangdong Xingbang.

On December 12, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of $660,753. The loan is interest free and unsecured with a loan period started on December 12, 2013 and is due for repayment on December 11, 2014. The use of this loan is only for the operation of Xinyu Xingbang.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent registered public accounting firm Baker Tilly Hong Kong Limited, CPA, during the fiscal year ended December 31, 2013 and 2012 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	2013	2012
Audit Fees	$69,988	$75,253
TOTAL	$69,988	$75,253

Board of Directors Pre-Approval Policies and Procedures

Our audit committee reviewed and approved all audit services provided by Baker Tilly Hong Kong, and has determined that the firm's provision of such services to us during fiscal 2013 is compatible with and did not impair the independence of Baker Tilly Hong Kong. It is the practice of our director to consider and approve in advance all auditing services provided to us by our independent auditors.

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

(a) (3)  Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant (1)
3.2	Certificate of Amendment to the Articles of Incorporation (1)
3.3	Bylaws of the Registrant (1)
10.1	Share Exchange Agreement (1)
10.2	Consulting Services Agreement dated May 13, 2011 between Guangdong Xingbang and the WFOE (1)
10.3	Operating Agreement dated May 13, 2011 by and among Guangdong Xingbang, its stockholders and the WFOE (1)
10.4	Voting Rights Proxy Agreement dated May 13, 2011 by and among Guangdong Xingbang, its stockholders and the WFOE (1)
10.5	Equity Pledge Agreement dated May 13, 2011 by and among Guangdong Xingbang, its stockholders and the WFOE (1)
10.6	Option Agreement dated May 13, 2011 by and among Guangdong Xingbang, its stockholders and the WFOE (1)
10.7	Unofficial English Translation of Labor Contract between Guangdong Xingbang and Xiaohong Yao (1)
10.8	Unofficial English Translation of Labor Contract between Guangdong Xingbang and Haigang Song (1)
10.9	Unofficial English translation of the Exclusive Advertising Agency Agreement with Shopping Guide Press with respect to Guzhen Lighting Weekly (4)
10.10	Unofficial English translation of the Exclusive Advertising Agency Agreement with Shopping Guide Press with respect to China Ceramic Weekly (4)
10.11	Letter of Authorization from Shopping Guide Press (2)
10.12	Director Agreement dated June 13, 2011 with Joseph Levinson (2)
10.13	Director Agreement dated June 13, 2011 with Gangxian Su (2)
10.14	Director Agreement dated June 13, 2011 with Xingzheng Tan (2)
10.15	Director Agreement dated June 13, 2011 with Fei Wu (2)
10.16	Form of Subscription Agreement (5)
10.17	Unofficial English translation of the Exclusive Advertising Agency Agreement with Shopping Guide Press with respect to Industry Economy Remark
10.18*	Unofficial English translation of the Addendum Agreement with Shopping Guide dated March 6, 2013
14.1	Code of Ethics adopted on June 15, 2011 (2)
21.1	List of Subsidiaries.
31.1*	Certification of CEO pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter adopted on June 15, 2011 (3)
99.2	Compensation Committee Charter adopted on June 15, 2011(3)
99.3	Nominating and Corporate Governance Committee Charter adopted on June 15, 2011(3)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Registration Statement of Form 10 (File Number 000-54429) filed on June 6, 2011.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement of Form 10 filed on July 19, 2011.
(3)	Incorporated by reference to Post-Effective Amendment No. 1 to the Company’s Registration Statement of Form 10 filed on August 9, 2011.
(4)
Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement of Form 10 filed on July 19, 2011. Certain provisions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.

(5)	Incorporated by reference to the Registration Statement on Form S-1 filed on November 18, 2011.
(6)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on April 1, 2013.
*	Filed herein
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

China Xingbang Industry Group Inc.

Date: March 31, 2014	By:	/s/ Xiaohong Yao
Xiaohong Yao, Chairman, President and CEO
(principal executive officer)

	By:	/s/ Haigang Song
Haigang Song, Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 31, 2014	/s/ Xiaohong Yao
Xiaohong Yao, Chairman of the Board of Directors, President
and CEO (principal executive officer)

March 31, 2014	/s/ Haigang Song
Haigang Song, Chief Financial Officer
(principal financial and accounting officer)

March 31, 2014	/s/ Xiaole Zhan
Xiaole Zhan, Director

March 31, 2014	/s/ Joseph Levinson
Joseph Levinson, Director

March 31, 2014	/s/ Gangxian Su
Gangxian Su, Director

March 31, 2014	/s/ Xingzheng Tan
Xingzheng Tan, Director

March 31, 2014	/s/ Fei Wu
Fei Wu, Director

CHINA XINGBANG INDUSTRY GROUP INC.
 CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
China Xingbang Industry Group Inc.

We have audited the accompanying consolidated balance sheets of China Xingbang Industry Group Inc. and subsidiaries and variable interest entities, as of December 31, 2013 and 2012 and the related statements of operations and comprehensive loss, stockholders'  equity (deficit) and cash flows for the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Xingbang Industry Group Inc. and subsidiaries and variable interest entities, as of December 31, 2013 and 2012, the results of its operations and its cash flows for the years ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s operations resulted in a net loss of $3,195,259 and used cash in operations of $2,407,706 for the year ended December 31, 2013.  As of December 31, 2013, the Company had an unappropriated accumulated deficit of $5,026,223 and a working capital deficiency of $4,249,349. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BAKER TILLY HONG KONG LIMITED
Certified Public Accountants

Hong Kong

March 31, 2014

CHINA XINGBANG INDUSTRY GROUP INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2013	2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$284,001	$197,530
Prepaid expenses and other current assets	30,790	97,568
Total Current Assets	314,791	295,098

PROPERTY AND EQUIPMENT, NET	326,740	354,420

WEBSITE DEVELOPMENT COST, NET	-	445,930

CONSTRUCTION IN PROGRESS	-	761,726
TOTAL ASSETS	$641,531	$1,857,174

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$-	$2,183
Deferred revenue	54,486	72,533
Other payables and accrued expenses	574,870	632,071
Income tax payable	-	66,967
Due to stockholders	1,836,232	1,605,110
Due to related companies	2,098,552	136,039
Total Current Liabilities	4,564,140	2,514,903

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock ($0.001 par value, 60,000,000 shares
authorized, no shares issued as of December 31,
2013 and 2012)	-	-
Common stock ($0.001 par value, 300,000,000 shares
authorized and 81,244,000 shares issued and
outstanding as of December 31, 2013
and 2012 respectively)	81,244	81,244
Additional paid-in capital	959,330	959,330
Unappropriated accumulated deficit	(5,026,223)	(1,830,964)
Appropriated retained earnings	72,493	72,493
Accumulated other comprehensive (loss) income	(9,453)	60,168
Total Stockholders' Deficit	(3,922,609)	(657,729)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$641,531	$1,857,174

See notes to financial statements.

CHINA XINGBANG INDUSTRY GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31
	2013	2012

REVENUE
Advertising	$10,093	$389,483
Consulting service	9,760	235,840
E-commerce	-	-
Total revenue	19,853	625,323

COST OF REVENUE
Advertising	64,319	170,195
Consulting service	79,058	76,024
E-commerce	404,784	529,875
Total cost of revenue	548,161	776,094

GROSS LOSS	(528,308)	(150,771)

OPERATING EXPENSES
Selling expenses	499,986	866,875
General and administrative expenses	1,447,095	941,489
Impairment of website development cost	505,624	-
Depreciation - property and equipment	116,387	96,733
Total operating expenses, net	2,569,092	1,905,097

NET LOSS FROM OPERATIONS	(3,097,400)	(2,055,868)

OTHER (EXPENSES) INCOME
Interest income	1,205	5,016
Other income	55,098	293,831
Other expenses	(7,747)	(3,119)
(Loss) gain on disposal of property and equipment, net	(146,415)	1,151
Total other (expenses) income, net	(97,859)	296,879

NET LOSS BEFORE TAXES	(3,195,259)	(1,758,989)

Income tax expense	-	(69,557)

NET LOSS	(3,195,259)	(1,828,546)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(69,621)	(11,641)

COMPREHENSIVE LOSS	$(3,264,880)	$(1,840,187)

Net loss per share - basic and diluted	$(0.04)	$(0.02)

Weighted average number of shares outstanding during the year
- basic and diluted	81,244,000	81,244,000

See notes to financial statements.

CHINA XINGBANG INDUSTRY GROUP INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated
	Common stock		Additional	Unappropriated	Appropriated	other
	Number of		paid-in	accumulated	retained	comprehensive
	shares	Amount	capital	deficit	earnings	gain (loss)	Total

Balance at December 31, 2011 (consolidated)	81,244,000	$81,244	$959,330	$(2,418)	$72,493	$71,809	$1,182,458
Net loss for the year	-	-	-	(1,828,546)	-	-	(1,828,546)
Foreign currency translation loss	-	-	-	-	-	(11,641)	(11,641)
Balance at December 31, 2012 (consolidated)	81,244,000	81,244	959,330	(1,830,964)	72,493	60,168	(657,729)
Net loss for the year	-	-	-	(3,195,259)	-	-	(3,195,259)
Foreign currency translation loss	-	-	-	-	-	(69,621)	(69,621)
Balance at December 31, 2013 (consolidated)	81,244,000	$81,244	$959,330	$(5,026,223)	$72,493	$(9,453)	$(3,922,609)

See notes to financial statements.

CHINA XINGBANG INDUSTRY GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,195,259)	$(1,828,546)
Adjusted to reconcile net loss to cash used in operating activities:
Depreciation - property and equipment	116,387	96,733
Amortization - website development cost	114,961	152,287
Impairment of website development cost	505,624	-
Loss (gain) on disposal of property and equipment, net	146,415	(1,151)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	-	1,493,836
Prepaid expenses and other current assets	68,555	(16,181)
Deferred tax assets	-	69,538
Increase (decrease) in:
Accounts payable	(2,212)	(17,466)
Deferred revenue	(19,852)	(206,814)
Other payables and accrued expenses	(74,462)	(260,289)
Income tax payable	(67,863)	6
Net cash used in operating activities	(2,407,706)	(518,047)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(141,401)	(189,728)
Payments for construction in progress	-	(752,169)
Payments for website development cost	(168,685)	(259,566)
Proceeds from disposals of property and equipment	5,328	3,649
Advances from related companies	-	3,552
Net cash used in investing activities	(304,758)	(1,194,262)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related companies	2,611,189	124,196
Repayments to stockholders	-	(9,256,232)
Advances from stockholders	181,528	10,841,203
Net cash provided by financing activities	2,792,717	1,709,167

EFFECT OF EXCHANGE RATES ON CASH	6,218	1,484

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	86,471	(1,658)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	197,530	199,188

CASH AND CASH EQUIVALENTS AT END OF YEAR	$284,001	$197,530

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$-	$-
Cash paid for income tax	$17,638	$19

Supplementary disclosure:

The leasehold improvement for the showrooms of $833,673 was wholly relinquished by Xinyu Xingbang in order to offset the amount due to Xinyu Xingbang Industry Co., Ltd. (“Xinyu Industry”) of $682,618 arose from the rental of showrooms, resulting in a loss on disposal with $151,055 in 2013.

See notes to financial statements.

CHINA XINGBANG INDUSTRY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)	Organization

China Xingbang Industry Group Inc. (“Xingbang NV” or the “Company”) was incorporated in Nevada on April 12, 2011 as a holding company.

Xing Bang Industry Group Limited (“Xingbang BVI”) was incorporated in the British Virgin Islands (“BVI”) on March 24, 2011 as a holding company and is wholly owned by Xingbang NV.

China Group Purchase Alliance Limited (“Xingbang HK”) was incorporated in Hong Kong on August 5, 2008 as a holding company and is wholly owned by Xingbang BVI. Xingbang HK established Guangzhou Xingbang Information Consulting Co., Ltd., a wholly foreign owned enterprise (the “WFOE”), on May 12, 2011 in the People’s Republic of China (“PRC”) to provide consulting, investment and technical services to Guangdong Xingbang Industry Information & Media Co., Ltd. (“Guangdong Xingbang”).

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

Pursuant to (i) a series of contractual arrangements between the WFOE, Guangdong Xingbang and all the stockholders of Guangdong Xingbang (ii) the share exchange agreement between Xingbang NV, Xingbang BVI and all the stockholders of Xingbang BVI, and (iii) the WFOE’s 50% equity ownership of Xinyu Xingbang, the results of all these entities are consolidated together. Since they are under common control, the contractual arrangements and share exchange were accounted for as a reorganization of entities under common control (See Note 2(A)).

(B)	Principles of consolidation

The accompanying consolidated group financial statements of China Xingbang Industry Group Inc., its subsidiaries and variable interest entities (“VIEs”) (collectively the “Group”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

(F)	Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives.  The estimated useful lives are as follows:

Leasehold improvements	10 years (or the lease term, if shorter)
Motor vehicles	5 years
Office equipment	5 years

(G)	Website development cost

Under Accounting Standards Codification, or ASC 350-50, Intangibles—Goodwill and Other—Website Development Cost, website development cost is stated at cost, less accumulated amortization and was being amortized over 3 years from the date the costs was incurred (see note 6).

The useful lives of website development cost are reviewed at each reporting date. The effect of any adjustment to useful lives is recognized prospectively as a change of accounting estimate.

(H)	Long-lived assets

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

(I)	Fair value of financial instruments

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

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820 as the carrying values of cash and cash equivalents, net, other current assets, due to related companies and stockholders, accounts payable, other payables and accrued expenses and income tax payable approximate their fair values due to the short maturities of these instruments.

The carrying amounts of the Company's financial instruments at December 31 are summarized as follows:

	2013	2012
Financial assets:
Cash and cash equivalents	$284,001	$197,530
Other current assets	15,853	21,084
Financial Liabilities:
Accounts payable	-	2,183
Other payables and accrued expenses	574,870	632,071
Due to stockholders	1,836,232	1,605,110
Due to related companies	2,098,552	136,039

(J)	Revenue recognition

The Company recognizes revenues under ASC 605, Revenue Recognition when all of the following have occurred: persuasive evidence of arrangement with the customer, services have been performed, fees are fixed or determinable and collectability of the fees is reasonably assured.

Advertising

The Company previously published two weekly newspapers, namely “Guzhen Lighting Weekly” and “China Ceramic Weekly”.  The newspapers were distributed free of charge to manufacturers, dealers, accessory providers and decoration designers engaged in lighting and ceramics industries in the PRC. During the second quarter of 2012, the printing and publication of the two newspapers were combined into one, namely “Industry Economy Review”. The combined newspaper is distributed free of charge to general distributors engaged in the home furnishings industry in the PRC. The Company derives revenue from the sale of advertising space in the newspaper. Newspaper advertising contracts generally have a term of one year or less. The customers usually pay the fees in advance which are recorded as deferred revenue under current liabilities. The advertising revenue is recognized as income when the advertisements are published in the newspaper or the related advertising services are rendered.

As of December 31, 2013, we have ceased the production of our newspaper as we have been shifting the focus to e-commerce. On March 6, 2013, we entered into an addendum agreement with Shopping Guide to change the publishing frequency from weekly to bi-weekly and agreed that circulation of the “Industry Economy Review” will be discontinued on December 31, 2013.

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

E-Commerce

The Company provides various e-commerce services to its clients in the PRC based on a negotiated fixed-price time contract for use of its online platform. The clients usually pay the fees in advance when the contract is signed or before the use of e-commerce. The Company recognizes these services-based revenues from contracts when (i) services are rendered; (ii) clients recognized the completion of services; and (iii) collectability is reasonably assured. Fees received in advance are recorded as deferred revenue under current liabilities. The Company also develops other sources of revenue and charges commission on transactions made through the Ju51 mall. Pursuant to the board of directors’ resolution on February 14, 2012, the Company waived the fee for the use of the platform from October 1, 2011 to June 30, 2012 by the channel service providers so as to compensate for loss incurred by the channel service providers due to low sales volume in Ju51 mall. Besides the ju51 platform, the Company also signed an agency agreement with XinyuZhongxing Decoration Technical Network Company Limited as a business strategy partner, which helps finding technical service station, developing and operating channel service, and promotion. As an agency, it shares partial profit from the Company’s e-commerce platform, 5% from the trading commission from each merchants transaction in Ju51 platform, 100% from technical service station annual fee, and 10% of the franchise service platform service fee income.

(K)	Cost of revenue

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

(L)	Income taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740-10. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes in the enactment date. The Company provides valuation allowances against the net deferred tax asset for amounts that are not considered more likely than not to be realized.

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

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the profit or loss, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax asset and liabilities on a net basis. As of December 31, 2013 and 2012, the Company has no net deferred tax assets.

(M)	Foreign currency transactions

The reporting currency of the Company is the United States Dollar ("US$"). Xingbang NV, Xingbang BVI, Xingbang HK, WFOE, Guangdong Xingbang and Xinyu Xingbang maintain their accounting records in their functional currencies of US$, Hong Kong Dollars (“HK$”), HK$, Renminbi (“RMB”), RMB and RMB respectively. Foreign currency transactions during the year are translated to the functional currency at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statement of operations.

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

The exchange rates used to translate amounts in HK$ and RMB into US$ for the purposes of preparing the financial statements were as follows:

	December 31, 2013	December 31, 2012
Balance sheet items, except for share capital, additional paid-in capital and retained earnings as of year ended	US$1=HK$7.8 =RMB6.0537	US$1=HK$7.8 =RMB6.2301

Amounts included in the statements of operations and cash flows for the year	US$1=HK$7.8 =RMB6.1478	US$1=HK$7.8 =RMB6.3093

The translation loss recorded for the year ended December 31, 2013 was $69,621. The translation loss recorded for the year ended December 31, 2012 was $11,641.

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

(N)	Other comprehensive loss

The foreign currency translation losses resulting from translation of the financial statements expressed in HK$ and RMB to US$ are reported as other comprehensive loss in the statements of operations and stockholders’ equity (deficit). Other comprehensive loss for the year ended December 31, 2013 and 2012 was $69,621 and $11,641 respectively.

(O)	Segments

ASC 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company has determined it has three reportable segments, advertising, consulting service and e-commerce. (See Note 11).

(P)	Recent Accounting Pronouncements

There have been no new accounting pronouncements during the year ended December 31, 2013 that are of significance, or potentially significance, to us.

2.         GROUP RESTRUCTURING

(A)	VIE

On May 13, 2011, the Company, through its PRC subsidiary WFOE, entered into a series of contractual arrangements consisting of five agreements with Guangdong Xingbang and all the stockholders of Guangdong Xingbang. These five agreements and their consequences are described below.

(i)
A consulting service agreement, pursuant to which Guangdong Xingbang grants WFOE the right to manage and operate Guangdong Xingbang. In return, Guangdong Xingbang agreed to pay 100% of its net income, in each quarter, as consulting fee to WFOE. The Consulting Services Agreement is effective until it is terminated by either party in the event the other party becomes bankrupt or insolvent, WFOE ceases operations, or if circumstances arise which materially and adversely affect the performance or the objectives of such agreement. WFOE may also terminate such agreement if Guangdong Xingbang fails to remediate a material breach, or in its sole discretion with or without cause.

(ii)
A voting rights proxy agreement, pursuant to which the stockholders of Guangdong Xingbang irrevocably grant WFOE with all of their voting rights as stockholder of Guangdong Xingbang. The Voting Right Proxy Agreement is effective until terminated by mutual agreement or by the WFOE with a 30-day prior written notice.

(iii)	an option agreement, pursuant to which:

(a)	WFOE or its designee has an exclusive option to purchase all or part of the equity interests in Guangdong Xingbang, and;
(b)
Guangdong Xingbang may not enter into any transaction that could materially affect its assets, liabilities, equity or operations without the prior written consent of WFOE. The Operating Agreement is effective for the maximum period of time permitted by Chinese law (currently 20 years).

(iv)
An equity pledge agreement, pursuant to which each of the stockholders of Guangdong Xingbang has pledged his or her equity interest in Guangdong Xingbang to WFOE to secure their obligations under the relevant contractual control agreements, including but not limited to, the obligations of Guangdong Xingbang and its subsidiaries under the exclusive services agreement, the call option agreement, the voting rights proxy agreement described above, and each of them has agreed not to transfer, sell, pledge, dispose of or create any encumbrance on their equity interest in Guangdong Xingbang without the prior written consent of WFOE. The equity pledge agreement is effective for the maximum period of time permitted by Chinese law (currently 20 years). In the event Guangdong Xingbang fails to cure a material breach, WFOE may, among other remedies available, terminate such agreement, and;

(v)
An operating agreement, pursuant to which each of the stockholders of Guangdong Xingbang has agreed to appoint the members recommended by WFOE as the Directors of Guangdong Xingbang, and shall appoint members of WFOE’s senior management as Guangdong Xingbang’s  Chief Executive Officer, President, Chief Financial Officer, and other senior officers. The Operating Agreement is effective for the maximum period of time permitted by Chinese law (currently 20 years), unless terminated by WFOE with a 30-day prior written notice. In addition, the WFOE has the right to terminate the Operating Agreement in the event any of the agreements between WFOE and Guangdong Xingbang are terminated or expire.

In the PRC restructuring transaction described above, the Company gained indirect control of Guangdong Xingbang and Guangdong Xingbang is now a VIE for which  the Company is the primary beneficiary.

The Company accounts for its VIEs in accordance with ASC 810, which requires the consolidation of VIEs in which a company has both the power to direct the activities of the VIEs that most significantly impact the VIEs' economic performance and the obligation to absorb losses or the right to receive the benefits from the VIEs that could potentially be significant to the VIEs. The Company assesses all newly created entities and those with which the Company becomes involved to determine whether such entities are VIEs and, if so, whether or not the Company is their primary beneficiary.

As required by ASC 810-10, the Company performs a qualitative assessment to determine whether the Company remains the primary beneficiary of Guangdong Xingbang, which also owns 50% of the equity interest of Xinyu Xingbang.  A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and the parties involved in the design of the entity. The Company’s assessment on the involvement with Guangdong Xingbang reveals that the Company has the absolute power to direct the most significant activities that impact the economic performance of Guangdong Xingbang and Xinyu Xingbang. Under the accounting guidance, the Company is deemed to be the primary beneficiary of Guangdong Xingbang and the results of Guangdong Xingbang and Xinyu Xingbang are consolidated in the Company’s group financial statements for financial reporting purposes. As of December 31, 2013 and 2012, the Company has no equity interest in Guangdong Xingbang, none of the Company’s assets serve as collateral for Guangdong Xingbang; creditors of Guangdong Xingbang have no recourse to the Company; and the Company has not provided any guarantees to Guangdong Xingbang.

The assets and liabilities associated with Guangdong Xingbang and Xinyu Xingbang are consolidated and presented on a gross basis, prior to consolidation adjustments with other entities in the Group, and are as follows:

	As of December 31,
	2013	2012

Cash and cash equivalents	$258,701	$138,982
Prepaid expenses and other current assets	30,790	83,568
Due from group companies	1,136,975	813,806
Property and equipment, net	326,740	354,420
Website development cost, net	-	445,930
Construction in progress	-	761,726
Total assets	$1,753,206	$2,598,432

Accounts payable	$-	$2,183
Deferred revenue	54,486	72,533
Other payables and accrued expenses	531,204	585,485
Income tax payable	-	66,967
Due to group companies	444,026	399,352
Due to stockholders	1,010,291	802,555
Due to related companies	2,098,552	136,039
Total current liabilities	4,138,559	2,065,114
Equity of variable interest entities	(2,385,353)	533,318
Total liabilities and equity	$1,753,206	$2,598,432

As of December 31, 2013, the Company agreed to waive the management fee payable by Guangdong Xingbang for a period of 3 years from May 13, 2011 to May 12, 2014 in order for Guangdong Xingbang to keep enough cash to fund its e-commerce business.

The liabilities recognized as a result of consolidating the VIEs do not necessarily represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the consolidated VIEs.  Conversely, assets recognized as a result of consolidating the VIEs do not represent additional assets that could be used to satisfy claims by the Company’s creditors as they are not legally included within the Company’s general assets.

Immediately prior to the PRC restructuring transactions that were completed on May 13, 2011, the Chief Executive Officer of the Company Mr. Yao Xiaohong (“Mr. Yao”) and his spouse controlled Guangdong Xingbang as they owned 90% and 10% respectively of its registered capital. The Chief Executive Officer also indirectly controlled WFOE as he owned 56.25% of the issued share capital of Xingbang BVI, the sole stockholder of WFOE. As WFOE and Guangdong Xingbang are under common control, the contractual arrangements have been accounted for as a reorganization of entities under common control and the Group’s financial statements were prepared as if the reorganization occurred at the beginning of the first period presented.

(B)	Share exchange

On May 13, 2011, Xingbang NV entered into a share exchange agreement with Xingbang BVI and the stockholders of Xingbang BVI in which the stockholders of Xingbang BVI exchanged 100% of the issued share capital of Xingbang BVI, valued at $80,000, for 79,999,000 shares of common stock of Xingbang NV. Xingbang BVI became a wholly owned subsidiary of Xingbang NV. Prior to the share exchange, the sole stockholder of Xingbang NV owned 56.25% of the issued share capital of Xingbang BVI. As both companies are under common control, the share exchange involving Xingbang NV  and Xingbang BVI is being treated for accounting purposes as a capital transaction and a reorganization of entities under common control with Xingbang NV as the accounting acquirer and Xingbang BVI as the accounting acquiree. The consolidated financial statements were prepared as if the reorganization occurred at the beginning of the first period presented.

Accordingly, these consolidated financial statements include the following:

1.	The balance sheets consisting of the net assets of the acquirer and acquiree at historical cost; and
2.	The statements of operations including the operations of the acquirer and acquiree for the periods presented.

3.         GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s operations resulted in a net loss of $3,195,259 and used cash in operations of $2,407,706 for the year ended December 31, 2013.  As of December 31, 2013, the Company had an unappropriated accumulated deficit of $5,026,223 and a working capital deficiency of $4,249,349.

In the course of its development activities, the Company continues to sustain losses. The Company predicts that it will start generating profits in 2014. The Company expects to finance its operations primarily through capital contributions from stockholders and related companies. The Company borrowed from stockholders and related companies a net amount of $181,528 and $2,611,189 during 2013, and the stockholders and related companies agreed to lend more funds to the Company as needed for management to execute its business plan for at least the next twelve months.

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

4.         PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31 consisted of the following:

	2013	2012

Advance to staff	$955	$-
Prepaid expenses	13,982	76,484
Rental and other deposits paid	13,501	4,815
Other receivables	2,352	16,269
	$30,790	$97,568

5.         PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment, net at December 31:

	2013	2012
Leasehold improvements	$95,893	$93,178
Office equipment	447,159	405,620
Motor vehicles	327,885	302,918
	870,937	801,716
Less: accumulated depreciation	(544,197)	(447,296)
	$326,740	$354,420

Depreciation expenses for the years ended December 31, 2013 and 2012 were $116,387 and $96,733 respectively. Net loss on disposal of property and equipment for the year ended December 31, 2013 was $146,415 and gain on disposal of property and equipment for the year ended December 31, 2012 was $1,151.

On December 31, 2013, Xinyu Xingbang and Xinyu Industry agreed upon the termination of the lease agreement of the showrooms. The leasehold improvement for the showrooms, which was completed during the fourth quarter of 2013, was wholly relinquished by Xinyu Xingbang in order to offset the amount due to Xinyu Industry arose from the rental of showrooms, resulting in a loss on disposal with $151,055 in 2013. (See Notes 7 and 14)

6.         WEBSITE DEVELOPMENT COST, NET

Starting from 2012, the Company shifted its focus to develop the e-commerce business model. Therefore, investments are made to develop the website, www.ju51.com, as the Company’s e-commerce platform. Costs incurred to develop our website are capitalized and amortized over the estimated useful life of the project. The Company evaluates the useful lives of these assets on an annual basis and determines impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Nevertheless, the Company has not been able to generate revenue from the e-commerce platform since 2012 and as such, has been monitoring the situation to determine the recoverability of the website development costs. While the Company forecasts to generate revenue from the e-commerce platform in the foreseeable future, there is however no concrete evidence to show the future benefit of the assets because the ability to generate revenue and cash flow is not certain. This uncertainty was not deemed to impact the recoverability of the assets until June 30, 2013. Therefore, as of December 31, 2013, the Company fully impaired the unamortized website development cost of $505,624 as the website did not meet the asset recoverability test since June 30, 2013. There was no impairment loss recognized on unamortized website development cost during the year ended December 31, 2012.

7.        CONSTRUCTION IN PROGRESS

As of December 31, 2013 and 2012, the Company had construction in progress of $0 and $761,726 respectively. The construction in progress as of December 31, 2012 represents the leasehold improvement projects for the 7 showrooms that Xinyu Xingbang leased from October 1, 2012 to September 30, 2016. As of December 31, 2013, the Company had completed the construction of the showrooms.

Xinyu Xingbang leases these showrooms from Xinyu Industry under an operating lease at a monthly rental of $46,570. Mr. Yao and his spouse own 90% and 10% respectively, of the registered capital of Xinyu Industry. The lease agreement was terminated as of December 31, 2013. See Notes 5 and 14.

8.        OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses at December 31 consisted of the following:

	2013	2012

Customer deposits and prepayments	$258,010	$105,603
Business and other taxes payable	48,710	2,364
Other payables	76,664	447,461
Accrued expenses	191,486	76,643
	$574,870	$632,071

9.      OTHER INCOME

For the years ended December 31, 2013 and 2012, the Company recorded other income of $55,098 and $293,831 respectively. During the year 2011, the Company accrued $278,709 (RMB $1.8 million) of consulting fees with a consulting firm that helped the Company with the process of listing its securities in the US and raising capital. According to the agreement, the Company is not obligated to make the payment until capital is raised. As of December 31, 2012, the Company did not raise any capital and the Company is therefore not obligated to pay this amount. Under the mutual agreement between the Company and the consulting firm on December 30, 2012, the consulting fee was waived. Therefore, the accrual of $278,709 professional fee was reversed in 2012 and recorded as other income. For the years ended December 31, 2013, the other income is mainly contributed by the overprovision of payables booked in prior years.

10.      INCOME TAX

Xingbang NV was incorporated in the United States on April 12, 2011 and has net operating loss carry forwards for income taxes amounting to approximately $1,120,507 as of December 31, 2013 which may be available to reduce future years’ taxable income. These net operating loss carry forwards will expire, if not utilized, commencing in 2030. Management believes that the realization of the benefits from these losses appears uncertain due to the Xingbang’s NV limited operating history and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no net deferred tax asset benefit has been recorded. The respective valuation allowance at December 31, 2013 was approximately $380,972. The net change in the valuation allowance for 2013 was an increase of approximately $103,403.

Xingbang BVI was incorporated in the BVI on March 24, 2011 and under current laws of the BVI and is not subject to tax on income.

Xingbang HK was incorporated in Hong Kong and is subject to the income tax regulation of Hong Kong. No provision for income tax has been made. Xingbang HK has incurred operating loss for the year ended December 31, 2013. The tax loss cannot be carried forward to reduce future years’ taxable income as there was no revenue earned during the year.

WFOE was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable income tax rate is 25%. WFOE did not have any revenue during the year ended December 31, 2013 and, accordingly, no income tax has been provided. WFOE has net operating loss carry forwards for income taxes amounting to approximately $3,439 as of December 31, 2013 which may be available to reduce future year’s taxable income. These net operating loss carry forwards will expire, if not utilized, commencing in 2016. Management believes that the realization of the benefits from these losses appears uncertain due to WFOE’s limited operating history and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no net deferred tax asset benefit has been recorded. Together with other temporary differences, the net valuation allowance at December 31, 2013 has approximately $854. The net change in the valuation allowance for 2013 was an increase of approximately $854.

Guangdong Xingbang was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable income tax rate is 25%. Starting in 2009, the Company was qualified as a "new or high-technology enterprise" in which its income tax rate is reduced to 15% until year 2012. No provision for income tax has been made as Guangdong Xingbang did not have assessable net income for the year. The qualification has expired and the tax rate is 25% in 2013. Guangdong Xingbang has net operating loss carry forwards for income taxes amounting to approximately $1,106,749 as of December 31, 2013 which may be available to reduce future years’ taxable income. These net operating loss carry forwards will expire, if not utilized, commencing in 2016. Management believes that the realization of the benefits from these losses appears uncertain due to the Guangdong Xingbang’s limited operating history and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no net deferred tax asset benefit has been recorded. Together with other temporary differences, the net valuation allowance at December 31, 2013 was approximately $458,782. The net change in the valuation allowance for 2013 was an increase of approximately $328,748.

Xinyu Xingbang was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable income tax rate is 25%.  No provision for income tax has been made as Xinyu Xingbang did not have assessable net income for the year. Xinyu Xingbang has net operating loss carry forwards for income taxes amounting to approximately $708,352 as of December 31, 2013 which may be available to reduce future years’ taxable income. These net operating loss carry forwards will expire, if not utilized, commencing in 2018. Management believes that the realization of the benefits from these losses appears uncertain due to XinyuXingbang’s limited operating history and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no net deferred tax asset benefit has been recorded. Together with other temporary differences, the net valuation allowance at December 31, 2013 was approximately $414,946. The net change in the valuation allowance for 2013 was an increase of approximately $326,320.

The income tax expense for 2013 and 2012 is summarized as follows:

	2013	2012

Current	$-	$19
Deferred	-	69,538
	$-	$69,557

The tax effects of significant items comprising deferred tax assets as of December 31, 2013 and 2012 are as follows:

	2013	2012

Deferred tax assets:
Depreciation and amortization of property and equipment and website development cost	$173,093	$20,818
Prepaid expenses	-	8,126
Deferred revenue	40,327	26,377
Payables and accrued expenses	206,527	41,968
Tax loss	835,607	398,940
	1,255,554	496,229
Valuation allowance	(1,255,554)	(496,229)
	$-	$-

The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012

Loss before income taxes	$(3,195,259)	$(1,758,989)

Tax at PRC statutory income tax rate of 25%	(798,815)	(439,747)
Effect of different tax rates of subsidiaries operating in other jurisdiction	(27,285)	120,934
Non-deductible expenses	49,925	50,263
Utilisation of tax losses	-	(19,095)
Under-provision in prior year	-	-
Valuation allowance	759,325	177,563
Others	16,850	179,639
Income tax expenses	$-	$69,557

11.           SEGMENTS

               The Company operates in three reportable segments, advertising, consulting services and e-commerce. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated on consolidation. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the years ended December 31, 2013 and 2012:

2013	Advertising	Consulting Services	E-commerce	Elimination	Total
Revenues	$10,093	$9,760	$-	$-	$19,853
Gross loss	(54,226)	(69,298)	(404,784)	-	(528,308)
Net loss	(1,649,091)	(166,710)	(1,073,496)	-	(2,889,297)
Total assets	436,241	25,661	179,629	-	641,531
Capital expenditure	96,153	5,656	208,277	-	310,086
Depreciation and amortization	79,144	4,655	147,549	-	231,348

2012	Advertising	Consulting Services	E-commerce	Elimination	Total
Revenues	$579,769	$235,840	$-	$(190,286)	$625,323
Gross profit (loss)	219,288	159,816	(529,875)	-	(150,771)
Net (loss) income	(995,429)	58,943	(868,865)	-	(1,805,351)
Total assets	1,044,320	84,675	728,179	-	1,857,174
Capital expenditure	697,004	56,514	447,945	-	1,201,463
Depreciation and amortization	71,582	5,804	171,634	-	249,020

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information

	2013	2012
Total net loss for reportable segments	$(2,889,297)	$(1,805,351)

Unallocated amounts relating to corporate operations	(305,962)	(23,195)
Total net loss	$(3,195,259)	$(1,828,546)

12.      STOCKHOLDERS’ EQUITY

(A)	Common stock

On May 13, 2011, the Company issued 79,999,000 shares of common stock in reverse merger for the recapitalization of Xingbang BVI and re-organization of Xingbang NV.

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

For the years ended December 31, 2013 and 2012, the Company has no contractually controlled affiliate to its reserve funds based on its net income in accordance with the laws and regulations of the PRC.

13.      COMMITMENTS AND CONTINGENCIES

(A)	Defined contribution retirement plans

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the years ended December 31, 2013 and 2012 were $88,273 and $86,016 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B)	Rental leases commitment

In September 2013, Guangdong Xingbang lease Zhongshan office premises from Zhongshan Guzhen Asset Management Ltd pursuant to a lease agreement and pays a monthly rental of $1,891, which expires on August 31, 2018.

Xinyu Xingbang leases office premises from Xinyu Industry under an operating lease at a monthly rental of $2,808, which expires on June 30, 2015. Mr. Yao and his spouse own 90% and 10% respectively, of the registered capital of Xinyu Industry.

Xinyu Xingbang leases showrooms from Xinyu Industry pursuant to a lease agreement and pays a monthly rental of $46,570, which expires on September 30, 2016. On December 31, 2013, Xinyu Xingbang and Xinyu Industry agreed upon the termination of the lease agreement of the showrooms. The leasehold improvement for the showrooms was wholly relinquished by Xinyu Xingbang in order to offset the amount due to Xinyu Industry arose from the rental of showrooms, resulting in a loss on disposal with $151,055 in 2013.

As of December 31, 2013, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:

For the fiscal years ending December 31,
2014	33,699
2015	29,457
2016	37,822
2017	37,822
2018	25,215
Total	$164,015

Rental expenses for the year ended December 31, 2013 and 2012 was $772,447 and $309,245 respectively.

(c)            Capital commitment

As of December 31, 2012, the Company had contracted capital commitment of $7,936 for the purchase of office furniture.

14.      RELATED PARTY TRANSACTIONS

Rental expenses paid to stockholders and a related company

Guangdong Xingbang leases office premises from two stockholders (Mr. Yao and his spouse)  under an operating lease at a monthly rental of $13,127 which was due to expire on December 31, 2012. Guangdong Xingbang renewed the lease with a one-year term and is obligated to pay monthly rent of approximately RMB93,000 (approximately $15,363) until December 31, 2013. For the years ended December 31, 2013 and 2012, Guangdong Xingbang paid relevant rent to two stockholders of $181,528 and $155,545 respectively.

In June 2012, Xinyu Xingbang entered into a lease agreement with Xinyu Industry for office premises whereby the monthly rental is $2,808. The lease starts on July 1, 2012 and expires on June 30, 2015. Mr. Yao and his spouse own 90% and 10% respectively of the registered capital of Xinyu Industry. For the years ended December 31, 2013 and 2012, Xinyu Xingbang paid the relevant rent to Xinyu Industry of $33,183 and $16,167 respectively.

In October 2012, Xinyu Xingbang entered into a lease agreement with Xinyu Industry for showrooms with a monthly rental of $46,570. The lease starts on October 1, 2012 and expires on September 30, 2016. For the year ended December 31, 2013 and 2012, Xinyu Xingbang paid the relevant rent to Xinyu Industry of $550,287 and $128,943 respectively.

On December 31, 2013, Xinyu Xingbang and Xinyu Industry agreed upon the termination of the lease agreement of the showrooms. The leasehold improvement for the showrooms was wholly relinquished by Xinyu Xingbang in order to offset the amount due to Xinyu Industry arose from the rental of showrooms, resulting in a loss on disposal with $151,055 in 2013.

Due to stockholders

As of December 31, 2013 and 2012, Guangdong Xingbang owed $184,350 and $0 respectively, to Mr. Yao and his spouse for lease of office premises used by Guangdong Xingbang. The amount due is unsecured, interest free and repayable on demand.

As of December 31, 2013 and 2012, WFOE owed $825,941 and $802,555 respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 11, 2012 and is due for repayment on June 10, 2013. On May 31, 2013, the loan was renewed, and the loan period started on June 12, 2013 and is due for repayment on June 11, 2014. The proceeds of the loan was used as the capital investment in Xinyu Xingbang, which is 50% owned by WFOE and 50% owned by Guangdong Xingbang.

As of December 31, 2013 and 2012, Guangdong Xingbang owed $825,941 and $802,555 respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 19, 2012 and is due for repayment on June 18, 2013. On June 10, 2013, the loan was renewed, and the loan period started on June 19, 2013 and is due for repayment on June 18, 2014. The proceeds of the loan was used as the capital investment in Xinyu Xingbang, which is 50% owned by WFOE and 50% owned by Guangdong Xingbang.

Due to related companies

As of December 31, 2013 and 2012, Guangdong Xingbang owed $0 and $5,457 respectively, to Zhongshan Xingbang Purchase & Exhibition Service Co., Ltd (“Zhongshan Xingbang”) which is interest free, unsecured and repayable on demand. Mr. Yao is the director of Zhongshan Xingbang.

As of December 31, 2013 and 2012, Xinyu Xingbang owed $33,698 and $0 respectively to Xinyu Industry for rental expense of office used by Xinyu Xingbang. The amount due is unsecured, interest free and repayable on demand.

As of December 31, 2013 and December 31, 2012, Xinyu Xingbang owed $0 and $130,582 respectively, to Xinyu Industry for rental expense of showrooms. The amount due is unsecured, interest free and repayable on demand.

On December 31, 2013, Xinyu Xingbang and Xinyu Industry agreed upon the termination of the lease agreement of the showrooms. The leasehold improvement for the showrooms was wholly relinquished by Xinyu Xingbang in order to offset the amount due to Xinyu Industry arose from the rental of showrooms, resulting in a loss on disposal with $151,055 in 2013.  (see Note 5 and Note 7)

On January 3, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of $165,189. The loan is interest free and unsecured with a loan period started on January 5, 2013 and is due for repayment on January 4, 2014. The use of this loan is solely for the operations of Guangdong Xingbang. On January 3, 2014, the loan agreement with Xinyu Industry was renewed. The loan is interest free and unsecured with a loan period started on January 5, 2014 and is due for repayment on January 4, 2015.

On January 10, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of $825,942. The loan is interest free and unsecured with a loan period started on January 15, 2013 and is due for repayment on January 14, 2014. The use of this loan is only for the operation of Xinyu Xingbang. On January 10, 2014, the loan agreement with Xinyu Industry was renewed. The loan is interest free and unsecured with a loan period started on January 15, 2014 and is due for repayment on January 14, 2015.

On May 30, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of $82,594. The loan is interest free and unsecured with a loan period started on June 6, 2013 and is due for repayment on June 5, 2014. The use of this loan is only for the operation of Guangdong Xingbang.

On July 25, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of $82,594. The loan is interest free and unsecured with a loan period started on July 31, 2013 and is due for repayment on July 30, 2014. The use of this loan is only for the operation of Guangdong Xingbang.

On September 5, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of $82,594. The loan is interest free and unsecured with a loan period started on September 10, 2013 and is due for repayment on September 10, 2014. The use of this loan is only for the operation of Guangdong Xingbang.

On September 5, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of $82,594. The loan is interest free and unsecured with a loan period started on September 12, 2013 and is due for repayment on September 11, 2014. The use of this loan is only for the operation of Xinyu Xingbang.

On December 8, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of $82,594. The loan is interest free and unsecured with a loan period started on December 12, 2013 and is due for repayment on December 11, 2014. The use of this loan is only for the operation of Guangdong Xingbang.

On December 12, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of $660,753. The loan is interest free and unsecured with a loan period started on December 12, 2013 and is due for repayment on December 11, 2014. The use of this loan is only for the operation of Xinyu Xingbang.

15.      CONCENTRATIONS AND RISKS

As of December 31, 2013 and 2012, all of the Company’s assets were located in the PRC and Hong Kong and all of the Company’s revenues were derived from customers located in the PRC.

Details of the suppliers accounting for 10% or more of the Company’s purchases are as follows:

	Supplier A	Supplier B	Supplier C
For the year ended December 31,
2013	-	-	-
2012	66%	16%	15%

As of December 31, 2013 and 2012, the accounts payable for these suppliers were $0 and $2,183 respectively.

Details of the customers accounting for 10% or more of the Company’s sales are as follows:

	Customer A	Customer B
For the year ended December 31,
2013	82%	-

2012	-	25%

As of December 31, 2013 and 2012, the accounts receivable from these customers were $0.

17.      SUBSEQUENT EVENTS

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements, other than noted herein.

On January 3, 2014, the loan agreement between Guangdong Xingbang and Xinyu Industry amounted to $165,189 was renewed. The loan is interest free and unsecured with a loan period started on January 5, 2014 and is due for repayment on January 4, 2015.

On January 7, 2014, the Company received notice about an investigation held by Guangzhou Municipal Local Taxation Bureau, the Company had been recording their advertising revenue as consulting service revenue, in which the Company did not pay cultural development tax thereon as required by the Taxation Bureau. Therefore, as of December 31, 2013, the Company accrued a provision of cultural development tax for 2008 to 2010, amounting RMB268,053 (approximately $44,279). The provision was then fully paid off in January 2014.

On January 10, 2014, the loan agreement between Xinyu Xingbang and Xinyu Industry amounted to $825,942 was renewed. The loan is interest free and unsecured with a loan period started on January 15, 2014 and is due for repayment on January 14, 2015.

On March 8, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of $49,556. The loan is interest free and unsecured with a loan period started on March 12, 2014 and is due for repayment on March 11, 2015. The use of this loan is only for the operation of Guangdong Xingbang.

On March 8, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of $82,594. The loan is interest free and unsecured with a loan period started on March 12, 2014 and is due for repayment on March 11, 2015. The use of this loan is only for the operation of Xinyu Xingbang.