Form 10-Q
period 2014-03-31
China Xingbang Industry Group Inc.
filed 2014-05-15
CIK 1521222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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
Xinyu City, Jiangxi Province, P.R.C. 338004
(Address of principal executive offices) (Zip Code)
(011) 86 79 07123318
(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 81,244,000 shares of common stock, par value $0.001, as of  May 15, 2014.

CHINA XINGBANG INDUSTRY GROUP INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

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

CHINA XINGBANG INDUSTRY GROUP INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014

CONTENTS

Pages

Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013	F-2

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2014 and 2013 (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (Unaudited)	F-4

Notes to the Condensed Consolidated Financial Statements (Unaudited)	F-5 – F-12

CHINA XINGBANG INDUSTRY GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$78,767	$284,001
Prepaid expenses and other current assets	52,172	30,790
Total Current Assets	130,939	314,791

PROPERTY AND EQUIPMENT, NET	384,509	326,740
TOTAL ASSETS	$515,448	$641,531

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Deferred revenue	$53,060	$54,486
Other payables and accrued expenses	481,066	574,870
Due to stockholders	1,808,776	1,836,232
Due to a related company	2,502,252	2,098,552
Total Current Liabilities	4,845,154	4,564,140

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock ($0.001 par value, 60,000,000 shares authorized, no shares issued as of March 31, 2014 and December 31, 2013)	-	-
Common stock ($0.001 par value, 300,000,000 shares authorized, 81,244,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013)	81,244	81,244
Additional paid-in capital	959,330	959,330
Unappropriated accumulated deficits	(5,544,569)	(5,026,223)
Appropriated retained earnings	72,493	72,493
Accumulated other comprehensive income	101,796	(9,453)
Total Stockholders' Deficit	(4,329,706)	(3,922,609)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$515,448	$641,531

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHINA XINGBANG INDUSTRY GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended March 31,
	2014	2013
REVENUE
Advertising	$-	$6,757
Consulting service	-	4,821
E-commerce	1,284	-
Total revenue	1,284	11,578

COST OF REVENUE
Advertising	-	9,750
Consulting service	-	19,488
E-commerce	184,460	124,694
Total cost of revenue	184,460	153,932

GROSS LOSS	(183,176)	(142,354)

OPERATING EXPENSES
Selling expenses	137,344	190,380
General and administrative expenses	178,023	336,686
Depreciation – property and equipment	22,323	25,607
Total Operating Expenses, net	337,690	552,673

NET LOSS FROM OPERATIONS	(520,866)	(695,027)

OTHER INCOME (EXPENSES), NET
Interest income	154	538
Other income	185	-
Other expenses	(335)	(845)
Gain on disposal of property and equipment	2,516	-
Total Other Income (Expenses), net	2,520	(307)

NET LOSS	(518,346)	(695,334)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	111,249	(3,621)

TOTAL COMPREHENSIVE LOSS	$(407,097)	$(698,955)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	81,244,000	81,244,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHINA XINGBANG INDUSTRY GROUP INC.
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(518,346)	$(695,334)
Adjusted to reconcile net loss to net cash used in operating activities:
Depreciation – property and equipment	22,323	25,607
Amortization - website development cost	-	58,767
Gain on disposal of property and equipment	(2,516)	-
Changes in operating assets and liabilities
(Increase) decrease in:
Prepaid expenses and other current assets	(22,602)	41,608
Increase (decrease) in:
Accounts payable	-	(2,186)
Deferred revenue	-	(11,578)
Other payables and accrued expenses	(80,228)	(87,069)
Income tax payable	-	415
Net cash used in operating activities	(601,369)	(669,770)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(90,665)	(34,924)
Payments for website development cost	-	(24,291)
Payments for construction in progress	-	(29,484)
Proceeds from disposals of property and equipment	3,300	-
Net cash used in investing activities	(87,365)	(88,699)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a related company	467,185	1,102,842
Due to stockholders	20,987	44,835
Net cash provided by financing activities	488,172	1,147,677

EFFECT OF EXCHANGE RATES ON CASH	(4,672)	1,134

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(205,234)	390,342

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	284,001	197,530

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$78,767	$587,872

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$-	$-

Cash paid for income tax	$-	$-

  The accompanying notes are an integral part of the condensed consolidated financial statements.

CHINA XINGBANG INDUSTRY GROUP INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated group financial statements of China Xingbang Industry Group Inc. ("China Xingbang" or the “Company”), its subsidiaries and variable interest entities (“VIEs”) (collectively the “Group”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete audited financial statements. Unless otherwise specified, all amounts set out in the condensed consolidated financial statements are expressed in US Dollars.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position as of March 31, 2014, the results of operations and comprehensive loss for the three months ended March 31, 2014 and 2013 and statements of cash flows for the three months ended March 31, 2014 and 2013. The consolidated results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes of the Company for the year ended December 31, 2013.

NOTE 2	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s operations resulted in a net loss of $518,346 and used cash in operations of $601,369 for the three months ended March 31, 2014. As of March 31, 2014, the Company had an unappropriated accumulated deficit of $5,544,569 and a working capital deficiency of $4,714,215.

In the course of its development activities, the Company continues to sustain losses. The Company expects to finance its operations primarily through capital contributions from stockholders and its affiliates. The Company borrowed from Mr. Xiaohong Yao ("Mr. Yao"), the Chief Executive Officer of the Company and his spouse, and company controlled by them a net amount of $488,172 during the first quarter of 2014, and the related parties agreed to lend more funds to the Company as needed for management to execute its business plan for at least the next twelve months.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until such time as it can generate sources of recurring revenues and to ultimately attain profitability when the Company’s e-commerce business is fully developed. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3	ORGANIZATION

The Company was incorporated in Nevada on April 12, 2011 as a holding company.

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

Guangdong Xingbang was incorporated in the PRC on January 17, 2005 as a limited liability company. Guangdong Xingbang is a print media advertising operator serving the home furnishing industry in the PRC. Guangdong Xingbang also provides marketing consulting service to clients in the home furnishing industry and local government in the PRC. Starting from August 2011, Guangdong Xingbang began to provide e-commerce services, namely B2B2C (Business-to-Business-to-Consumer), to manufacturers and distributors, and brick-and-mortar stores located in different parts of the PRC through an e-commerce platform, referred to as ju51 Mall, developed by Guangdong Xingbang. On December 31, 2013, the Company has ceased its advertising and consulting service business.

Xinyu Xingbang Information Industry Co., Ltd (“Xinyu Xingbang”) was incorporated in the PRC on June 11, 2012 for the purpose of continuing the business of Guangdong Xingbang in the near future as Guangdong Xingbang winds down its operations. Pursuant to the Articles of Association of Xinyu Xingbang, Guangdong Xingbang and the WFOE each invested $787,030 (RMB 5,000,000) in Xinyu Xingbang and each owns 50% of the equity interest of Xinyu Xingbang. Under the Xinyu Xingbang Articles of Association, the WFOE is entitled to appoint the sole director and all members of the management team of Xinyu Xingbang and the WFOE is entitled to receive 99.99% of Xinyu Xingbang’s net profit. Based on the relevant PRC regulations, an Internet Content Provider license, or ICP license, issued by the Chinese Ministry of Industry and Information Technology, is required for Xinyu Xingbang to conduct business as currently contemplated. In order to be granted the ICP license, foreign investor’s ownership of Xinyu Xingbang cannot exceed 50%. Xinyu Xingbang obtained its ICP license in February 2013. Guangdong Xingbang will gradually wind down its operations and Xinyu Xingbang will carry out Guangdong Xingbang’s business except that Guangdong Xingbang will fulfill its contractual obligations under the existing customer contracts. On June 30, 2012, Guangdong Xingbang granted an exclusive license to Xinyu Xingbang to permit Xinyu Xingbang to use the trademark, domain names, intellectual property rights and any know-how Guangdong Xingbang owns for the period from July 1, 2012 to June 30, 2022. Guangdong Xingbang also assigned the management right and right to receive revenue from the ju51 Mall to Xinyu Xingbang. Guangdong Xingbang will continue its corporate existence to hold the equity interest in Xinyu Xingbang for the same period.

Pursuant to (i) a series of contractual arrangements between the WFOE, Guangdong Xingbang and all the stockholders of Guangdong Xingbang, (ii) the share exchange agreement between China Xingbang, Xingbang BVI and all the stockholders of Xingbang BVI, and (iii) the WFOE’s 50% equity ownership of Xinyu Xingbang, the results of all these entities are consolidated together. Since they are under common control, the contractual arrangements and share exchange were accounted for as a reorganization of entities under common control.

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

As required by ASC 810-10, the Company performs a qualitative assessment to determine whether the Company remains the primary beneficiary of Guangdong Xingbang, which also owns 50% of Xinyu Xingbang. A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and the parties involved in the design of the entity. The Company’s assessment on the involvement with Guangdong Xingbang reveals that the Company has the absolute power to direct the most significant activities that impact the economic performance of Guangdong Xingbang. Under the accounting guidance, the Company is deemed to be the primary beneficiary of Guangdong Xingbang and the results of Guangdong Xingbang and Xinyu Xingbang are consolidated in the Company’s group financial statements for financial reporting purposes. As of March 31, 2014 and December 31, 2013, the Company has no equity interest in Guangdong Xingbang; none of the Company’s assets serve as collateral for Guangdong Xingbang; creditors of Guangdong Xingbang have no recourse to the Company; and the Company has not provided any guarantees to Guangdong Xingbang.

The assets and liabilities associated with Guangdong Xingbang and Xinyu Xingbang are combined and presented on a gross basis, prior to consolidation adjustments with other entities in the Group, and are as follows:

	As of March 31, 2014	As of December 31, 2013
	(Unaudited)
Cash and cash equivalents	$53,749	$258,701
Prepaid expenses and other current assets	45,172	30,790
Due from group companies	1,173,136	1,136,975
Property and equipment, net	384,509	326,740
Total assets	$1,656,566	$1,753,206

Deferred revenue	$53,060	$54,486
Other payables and accrued expenses	445,445	531,204
Due to group companies	432,405	444,026
Due to stockholders	1,004,452	1,010,291
Due to a related company	2,502,252	2,098,552
Total current liabilities	4,437,614	4,138,559
Equity of variable interest entities	(2,781,048)	(2,385,353)
Total liabilities and equity	$1,656,566	$1,753,206

In 2011, the Company agreed to waive the management fee payable by Guangdong Xingbang for a period of 3 years from May 13, 2011 to May 12, 2014 in order for Guangdong Xingbang to preserve enough cash to fund its e-commerce business. In 2014, the Company agreed to extend the waiver of management fee payable by Guangdong Xingbang for an additional 3 years from May 13, 2014 to May 12, 2017.

The liabilities recognized as a result of combining the VIEs do not necessarily represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the combined VIEs. Conversely, assets recognized as a result of combining the VIEs do not represent additional assets that could be used to satisfy claims by the Company’s creditors as they are not legally included within the Company’s general assets.

Immediately prior to the PRC restructuring transactions that were completed on May 13, 2011, the Chief Executive Officer of the Company and his spouse controlled Guangdong Xingbang as they owned 90% and 10% respectively, of its registered capital. The Chief Executive Officer also indirectly controlled WFOE as he owned 56.25% of the issued share capital of Xingbang BVI, the sole stockholder of WFOE. As WFOE and Guangdong Xingbang are under common control, the contractual arrangements have been accounted for as a reorganization of entities under common control and the Group’s financial statements were prepared as if the reorganization occurred at the beginning of the first period presented.

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

The accompanying group financial statements for the three months ended March 31, 2014 and 2013 include the financial statements of China Xingbang, its wholly owned subsidiaries, Xingbang BVI, Xingbang HK and the WFOE, its contractually controlled affiliate, Guangdong Xingbang, and Xinyu Xingbang which is 50% owned by Guangdong Xingbang and 50% owned by WFOE.

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

There have been no new accounting pronouncements during the three months ended March 31, 2014 that are of significance, or potential significance, to the Group.

NOTE 7	OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses consisted of the following:

	As of March 31, 2014	As of December 31, 2013
	(unaudited)
Customers deposits and prepayments	$232,462	$258,010
Business and other taxes payable	4,776	48,710
Other payables	55,862	76,664
Accrued expenses	187,966	191,486
	$481,066	$574,870

NOTE 8	SEGMENTS

The Company operated in three reportable segments, advertising, consulting service and e-commerce in 2013. Since the Company has shifted its focus to e-commerce and discontinued its advertising and consulting service business starting from 2014, there is only one segment in operation in 2014. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated on consolidation. As a result, the components of operating income for one segment may not be comparable to another segment.

The following is a summary of the Company’s segment information for the three months ended March 31, 2014 and 2013.

For the three months ended March 31, 2014	Advertising	Consulting service	E-commerce	Total
Revenue	$-	$-	$1,284	$1,284
Gross loss	-	-	(183,176)	(183,176)
Net loss	-	-	(518,346)	(518,346)
Total assets as of March 31, 2014	-	-	515,448	515,448
Capital expenditure	-	-	90,665	90,665
Depreciation	-	-	22,323	22,323

For the three months ended March 31, 2013	Advertising	Consulting service	E-commerce	Total
Revenue	$6,757	$4,821	$-	$11,578
Gross loss	(2,993)	(14,667)	(124,694)	(142,354)
Net loss	(303,366)	(75,482)	(263,883)	(642,731)
Total assets as of March 31, 2013	1,081,527	216,305	917,486	2,215,318
Capital expenditure	38,645	7,729	42,325	88,699
Depreciation and amortization	15,364	3,073	65,937	84,374

A reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Three months ended March 31,
	2014	2013

Total net loss for reportable segments	$(518,346)	$(642,731)

Unallocated amounts relating to corporate operations	-	(52,603)
Total loss	$(518,346)	$(695,334)

NOTE 9	STOCKHOLDERS’ EQUITY

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

As of March 31, 2014 and December 31, 2013, the Company has no contractually controlled affiliate to its reserve funds based on its net income in accordance with the laws and regulations of the PRC.

NOTE 10	COMMITMENTS AND CONTINGENCIES

(a)    Defined contribution retirement plans

The full time employees of Guangdong Xingbang and Xinyu Xingbang are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the three months ended March 31, 2014 and 2013 were $44,774 and $11,233 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(b)    Rental leases commitment

Guangdong Xingbang leases office premises from two stockholders (Mr. Yao and his spouse) under an operating lease at a monthly rental of $15,443 until December 31, 2016 pursuant to certain lease agreement.

In September 2013, Guangdong Xingbang leased Zhongshan office premises from Zhongshan Guzhen Asset Management Ltd pursuant to a lease agreement and pays a monthly rental of $1,842. The lease shall expire on August 31, 2018.

Xinyu Xingbang leases office premises from Xinyu Xingbang Industry Co., Ltd (“Xinyu Industry”) under an operating lease at a monthly rental of $2,735, which expires on June 30, 2015. Mr. Yao and his spouse own 90% and 10% respectively, of the registered capital of Xinyu Industry.

As of March 31, 2014 the Company had outstanding commitments with respect to the above operating leases, which are due as follows:

Nine months ending December 31, 2014	$163,600
Fiscal years ending December 31,
2015	214,002
2016	222,148
2017	36,832
2018	24,555
Total	$661,137

Rental expenses for the three months ended March 31, 2014 and 2013 was $61,179 and $188,944 respectively.

NOTE 11	RELATED PARTY TRANSACTIONS

Rental expenses paid to stockholders and a related company

Guangdong Xingbang leases office premises from two stockholders (Mr. Yao and his spouse) under an operating lease at a monthly rental of $15,363 which was due to expire on December 31, 2013. Guangdong Xingbang renewed the lease with a three-year term and is obligated to pay monthly rent of approximately RMB96,000 (approximately $15,443) until December 31, 2016. For the three months ended March 31, 2014 and 2013, Guangdong Xingbang paid rent to these two stockholders of $47,194 and $44,835 respectively.

In June 2012, Xinyu Xingbang entered into a lease agreement with Xinyu Industry for office premises whereby the monthly rental is $2,735. The lease started on July 1, 2012 and will expire on June 30, 2015. Mr. Yao and his spouse own 90% and 10% respectively of the registered capital of Xinyu Industry. For the three months ended March 31, 2014 and 2013, Xinyu Xingbang paid the rent to Xinyu Industry of $8,357 and $8,195 respectively.

In October 2012, Xinyu Xingbang entered into a lease agreement with Xinyu Industry for showrooms with a monthly rental of $45,351. The lease started on October 1, 2012 and shall expire on September 30, 2016. On December 31, 2013, Xinyu Xingbang and Xinyu Industry agreed upon the termination of the lease agreement. For the three months ended March 31, 2014 and 2013, Xinyu Xingbang paid a rent to Xinyu Industry of $0 and $135,914 respectively.

Due to stockholders

As of March 31, 2014 and December 31, 2013, Guangdong Xingbang owed $200,128 and $184,350 respectively, to Mr. Yao and his spouse for lease of office premises used by Guangdong Xingbang. The amount due is unsecured, interest free and repayable on demand.

As of March 31, 2014 and December 31, 2013, WFOE owed $804,324 and $825,941 respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 11, 2012 and was due on June 10, 2013. On May 31, 2013, the loan was renewed, and the loan period started on June 12, 2013 and is due on June 11, 2014. The proceeds of the loan were used as the capital investment in Xinyu Xingbang, which is 50% owned by WFOE and 50% owned by Guangdong Xingbang.

As of March 31, 2014 and December 31, 2013, Guangdong Xingbang owed $804,324 and $825,941 respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 19, 2012 and was due on June 18, 2013. On June 10, 2013, the loan was renewed, and the loan period started on June 19, 2013 and is due on June 18, 2014. The proceeds of the loan were used as the capital investment in Xinyu Xingbang, which is 50% owned by WFOE and 50% owned by Guangdong Xingbang.

Due to a related company

As of March 31, 2014 and December 31, 2013, Xinyu Xingbang owed $41,020 and $33,698 respectively to Xinyu Industry for rental expense of office used by Xinyu Xingbang. The amount due is unsecured, interest free and repayable on demand.

On January 3, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a loan period started on January 5, 2013 and became due on January 4, 2014. The use of this loan is solely for the operations of Guangdong Xingbang. On January 3, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of January 4, 2015. As of March 31, 2014 and December 31, 2013, Guangdong Xingbang owed $160,866 and $165,189 respectively to Xinyu Industry for the relevant loan.

On January 10, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB5,000,000. The loan is interest free and unsecured with a loan period started on January 15, 2013 and became due on January 14, 2014. The use of this loan is only for the operation of Xinyu Xingbang. On January 10, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of January 14, 2015. As of March 31, 2014 and December 31, 2013, Xinyu Xingbang owed $804,324 and $825,942 respectively to Xinyu Industry for the relevant loan.

On May 30, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on June 6, 2013 and is due on June 5, 2014. The use of this loan is only for the operation of Guangdong Xingbang. As of March 31, 2014 and December 31, 2013, Guangdong Xingbang owed $80,432 and $82,594 respectively to Xinyu Industry for the relevant loan.

On July 25, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on July 31, 2013 and is due on July 30, 2014. The use of this loan is only for the operation of Guangdong Xingbang. As of March 31, 2014 and December 31, 2013, Guangdong Xingbang owed $80,432 and $82,594 respectively to Xinyu Industry for the relevant loan.

On September 5, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on September 10, 2013 and is due on September 10, 2014. The use of this loan is only for the operation of Guangdong Xingbang. As of March 31, 2014 and December 31, 2013, Guangdong Xingbang owed $80,432 and $82,594 respectively to Xinyu Industry for the relevant loan.

On September 5, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on September 12, 2013 and is due on September 11, 2014. The use of this loan is only for the operation of Xinyu Xingbang. As of March 31, 2014 and December 31, 2013, Guangdong Xingbang owed $80,432 and $82,594 respectively to Xinyu Industry for the relevant loan.

On December 8, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on December 12, 2013 and is due on December 11, 2014. The use of this loan is only for the operation of Guangdong Xingbang. As of March 31, 2014 and December 31, 2013, Guangdong Xingbang owed $80,432 and $82,594 respectively to Xinyu Industry for the relevant loan.

On December 8, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB4,000,000. The loan is interest free and unsecured with a loan period started on December 12, 2013 and is due on December 11, 2014. The use of this loan is only for the operation of Xinyu Xingbang. As of March 31, 2014 and December 31, 2013, Xinyu Xingbang owed $643,460 and $660,753 respectively to Xinyu Industry for the relevant loan.

On January 14, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on January 14, 2014 and is due on January 13, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of March 31, 2014 and December 31, 2013, Guangdong Xingbang owed $80,432 and $0 respectively to Xinyu Industry for the relevant loan.

On February 11, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a term from February 13, 2014 and is due on February 12, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of March 31, 2014 and December 31, 2013, Guangdong Xingbang owed $80,432 and $0 respectively to Xinyu Industry for the relevant loan.

On February 11, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a term from February 12, 2014 and is due on February 11, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of March 31, 2014 and December 31, 2013, Xinyu Xingbang owed $160,866 and $0 respectively to Xinyu Industry for the relevant loan.

On March 8, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB300,000. The loan is interest free and unsecured with a term from March 12, 2014 and is due on March 11, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of March 31, 2014 and December 31, 2013, Guangdong Xingbang owed $48,260 and $0 respectively to Xinyu Industry for the relevant loan.

On March 8, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a term from March 12, 2014 and is due on March 11, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of March 31, 2014 and December 31, 2013, Xinyu Xingbang owed $80,432 and $0 respectively to Xinyu Industry for the relevant loan.

NOTE 12	CONCENTRATIONS AND CREDIT RISKS

As of March 31, 2014 and December 31, 2013, all of the Company’s assets were located in the PRC and Hong Kong and all of the Company’s revenues were derived from customers located in the PRC.

For the three months ended March 31, 2014 and 2013, there were no suppliers accounting for 10% or more of the Company’s purchases.

Details of the customers accounting for 10% or more of the Company’s sales are as follows:

For the three months ended	Customer A	Customer B	Customer C

March 31, 2014	-	-	-

March 31, 2013	69%	10%	10%

As of March 31, 2014 and December 31, 2013, the accounts receivable from these customers were $0.

NOTE 13	SUBSEQUENT EVENT

In accordance with ASC Topic 855-10, the company has analyzed its operations subsequent to March 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than noted herein.

On April 10, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,500,000 (equivalent to approximately $241,000). The loan is interest free and unsecured with a term from April 14, 2014 and is due on April 13, 2015. The use of this loan is only for the operation of Guangdong Xingbang.

On April 10, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB2,000,000 (equivalent to approximately $322,000). The loan is interest free and unsecured with a term from April 14, 2014 and is due on April 13, 2015. The use of this loan is only for the operation of Xinyu Xingbang.

On April 20, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB5,000,000 (equivalent to approximately $804,000). The loan is interest free and unsecured with a term from April 23, 2014 and is due on April 22, 2015. The use of this loan is only for the operation of Guangdong Xingbang.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition should be read together with our consolidated group financial statements and the notes thereto and other financial information, which are included in our annual report on Form 10-K for fiscal year ended December 31, 2013. Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In addition, our financial statements and the financial information included in this report reflect our organization transactions and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

This section contains forward-looking statements. These forward-looking statements are subject to various factors, risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Further, as a result of these factors, risks and uncertainties, the forward-looking events may not occur. Relevant factors, risks and uncertainties include, but are not limited to, those discussed in “Item 1. Business,” “Item 1A. Risk Factors” and elsewhere in our annual report on Form 10-K for fiscal year ended December 31, 2013. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s beliefs and opinions as of the date of this report. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

Overview and Strategy

In this Quarterly Report on Form 10-Q, unless the context requires or is otherwise specified, references to the “Company,” “we,” “us,” “our” and similar expressions include the following entities (as defined herein):

(i)            China Xingbang Industry Group Inc., a Nevada corporation (“China Xingbang ”);

(ii)           Xing Bang Industry Group Limited, a British Virgin Islands company and a wholly-owned subsidiary of China Xingbang (“ Xingbang BVI ”);

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

Through our wholly owned subsidiaries, Xingbang BVI and Xingbang HK, we own the WFOE, which controls Guangdong Xingbang, a variable interest entity (“VIE”), through a series of variable interest entity, or VIE contractual arrangements.  Guangdong Xingbang is currently our source of income and operations.  A summary of our business is described below.

We were formed as a Nevada corporation on April 12, 2011 to acquire operational control over Guangdong Xingbang. Since foreign investors are restricted by the laws and regulations of the PRC to operate media and e-commerce business in China, we operate our business through ownership of the WFOE that provides management, consulting, investment and technical services to Guangdong Xingbang. We do not own any direct equity interest in Guangdong Xingbang. In May 2011, the WFOE entered into a series of contractual arrangements which effectively give the WFOE operational control over Guangdong Xingbang despite the lack of direct ownership. As a result of these contractual arrangements, we treat Guangdong Xingbang as a variable interest entity, or VIE, under U.S. generally accepted accounting principles, and we have included its historical financial results in our consolidated financial statements.

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

Guangdong Xingbang was founded in 2005 as a print-media based advertising operator and consulting services provider.  In 2010, we made a significant shift of our business model and began laying the groundwork to transition to the business of operating a home furnishings e-commerce platform, ju51 Online Mall. Since 2012, we have been phasing out our advertising and consulting segments and, as of March 31, 2014, our advertising and consulting operations generate negligible revenue. We are currently in the process of building out our e-commerce platform and, once the platform is fully operational, we expect to derive all of our revenue from this business.

Xinyu Xingbang was incorporated in the PRC in June 2012 for the purpose of continuing the business of Guangdong Xingbang in the near future as Guangdong Xingbang winds down its operations. Pursuant to the Articles of Associations of Xinyu Xingbang, Guangdong Xingbang and the WFOE each invested $787,030 (RMB 5,000,000) in Xinyu Xingbang and each owns 50% of the equity interest of Xinyu Xingbang. Under the Xinyu Xingbang Articles of Association, the WFOE is entitled to appoint the sole director and all members of the management team of Xinyu Xingbang and the WFOE is entitled to receive 99.99% of Xinyu Xingbang’s net profit. Based on the relevant PRC regulations, an Internet Content Provider license, or ICP license, issued by the Chinese Ministry of Industry and Information Technology, is required for Xinyu Xingbang to conduct business as currently contemplated.  In order to be granted the ICP license, foreign investor’s ownership of Xinyu Xingbang cannot exceed 50%. Xinyu Xingbang obtained its ICP license in February 2013. Guangdong Xingbang will gradually wind down its operations and Xinyu Xingbang will carry out Guangdong Xingbang’s business except that Guangdong Xingbang will fulfill its contractual obligations under the existing customer contracts. On June 30, 2012, Guangdong Xingbang granted an exclusive license to Xinyu Xingbang to permit Xinyu Xingbang to use trademark, domain names, intellectual property rights and any know-how Guangdong Xingbang owns for the period from July 1, 2012 to June 30, 2022. Guangdong Xingbang also assigned the management right and right to receive revenue from the ju51 Mall to Xinyu Xingbang. Guangdong Xingbang will continue its corporate existence to hold the equity interest in Xinyu Xingbang for the same period.

 Below is our updated organizational structure after the incorporation of Xinyu Xingbang.

Since 2012, the Company has been shifting its business strategies from being a print media based advertising operator and consulting services provider to an operator of a B2B2C e-commerce platform in the home furnishing industry.

We had a publication named “Industry Economy Review” which was published as a supplement to “Shopping Guide”, a nationally circulated newspaper. As of December 31, 2013, we have ceased the production of this newspaper.

In addition, we had a significant decrease in consulting business activities as a result of the change of our business model to focus on revamping our e-commerce business.

Since 2013, the new development under e-commerce business includes:

●	Develop a B2B2C e-commerce platform, called ju51 Online Shopping Mall (“ju51 Online Mall” or “ju51 Mall”), to be an e-commerce platform to be the significant revenue contributor of our whole business.

●	Develop an informational online portal, Qiuying, targeting consumers and home furnishing businesses.

●	Provide searching, directory and other services through “Qiuying” to help home furnishing companies setting up a franchise service platform on Ju51 Mall.

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

In addition, we also plan to generate revenue from e-commerce platform services through ju51 Online Mall. We intend to provide an extensive e-commerce platform to provide value added services to manufacturers, distributors, retailers, decoration companies, and decoration technicians in the home furnishing industry while serving consumers through the ju51 Mall. “Ju51” sounds similar to the Chinese words of “juwu you,” which means “worry-free living” in Mandarin. When fully constructed, the ju51 Mall is expected to have ten marketplaces targeting ten sectors in the home furnishing industry, including light and lighting, bath and kitchen supplies, hardware, home textiles, residential furniture, office furniture, tiles, floor, doors and windows, home appliances, interior painting and home décor and security monitoring system. Since its launch in August 2011, we explored different business strategies to maximize revenue generation through the ju51 Mall.

In the ju51 Mall, the manufacturers open flagship stores where they showcase and sell their products, list prices for products and process orders placed online by consumers. We also have technical service stations (previously named “direct sales stores” prior to February 2012) on our ju51Mall, which are primarily operated by brick-and-mortar retailers and decoration companies which have physical stores. A technical service station acts as a shopping guide and provides product support and services. When a consumer places orders online directly with flagship stores, the technical service station located closest to the consumer will receive the order simultaneously and provide product support and services, such as returns, exchanges, refunds and installation, through its own brick-and-mortar store. The reason for having technical service stations as shopping guides is to address the Chinese consumers’ concern about return or exchange of products ordered online. Generally we only develop one technical service station within a county or a district of a city to protect their economic interest. We currently intend to have the technical service stations act as distributors and promote our services in local markets. Customers may avoid paying the shipping fees by picking up the product at a local technical service station. In addition to technical service stations, we also intend to have decoration technicians to act as shopping guides to help increase sales volume in the ju51 Mall. Xinyu Zhongxing Decoration Technicians Network Company Limited, (“Zhongxing Decoration”), an entity whose director is Mr. Xiaohong Yao (“Mr. Yao”), our Chairman of the Board, CEO, founded a web portal named China Decoration Technician at http://www.zgzxjg.com, which is intended to review and certify decoration technicians. Customers placing orders through the decoration technicians will enjoy special discounts compared to the retail price listed on the ju51 Mall. We also expect to develop different categories of Ju51 Mall memberships where the members will enjoy special discounts in order to promote sales in the ju51 Mall. A technical service station can earn commission as a percentage of the retail price, and the technical service station is related to the e-commerce platform. A decoration technician will also earn commissions, paid by flagship stores, based on a percentage of the amount he or she sells as a shopping guide. Our business model is designed to make sure consumers will receive quality products and services and have a quality shopping experience at the ju51 Mall. We expect the current business model will keep retail prices at the ju51 Mall at a competitive level.

Since February 2012, the Company has been developing technical service stations and recruiting interior designers and decoration technicians to join the “China Decoration Technicians Network” at http://www.zgzxjg.com as part of our sales effort. The “China Decoration Technicians Network” is owned by Zhongxing Decoration. The technical service stations are intended to function as our local representative office. The interior designers and decoration technicians help us reach out to consumers and act as shopping guides using the technical service stations as their base. Consumers who place order through the introduction of decoration technicians will enjoy special “membership price”, which is less than the direct sale price listed on the ju51 Mall. Interior designers and decoration technicians earn commissions from the flagship stores.

We provide a platform for service flagship stores to list their company information and allow customers to reach out to each of them directly. Each business shall pay service charge of RMB2,000 for 2 years of services. As of March 31, 2014, 34 companies have paid the service charge.

As of March 31, 2014, an aggregate of 979 product flagship stores have signed the franchise agreements with us, of which 757 had their physical stores set up and ready to sell their products once the platform is ready, and 14 stores have paid the security deposit. Total number of contracts slightly decreased compared with December 31, 2013 due to some contract cancellations. For agreements signed prior to December 6, 2013, we charge a commission of 11.5% of the total sales for the B2B business and 21.5% of the total sales for B2C business. For agreements signed after December 6, 2013, we charge the commission at a fixed rate of 21.5% of the total sales closed on the Ju51 Mall.

We have started generating revenue from flagship stores on our e-commerce platform. We have generated $1,284 revenue from this business during the three months ended March 31, 2014. We have made substantial progress in setting up our infrastructure, establishing 188 technical service stations as of March 31, 2014.

We have not started any transactions from product flagship stores within the e-commerce platform. No commission has therefore been generated as of March 31, 2014. We expect to generate revenue from the commission of each transaction the flagship stores makes on the Ju51 website in the next quarter. For advertising revenue, we have not yet started putting advertisements in the Ju51 Mall as there are still no transactions within the platform during this quarter.

Advertising revenue

We will get paid by businesses in the home furnishing industry who put advertisements in the Ju51 Mall.  In addition, we will provide advertising services to businesses in the home furnishing industry through various media including Internet, TV, newspaper, periodicals, outdoor media and etc. Moreover, we plan to develop distinct newspaper for each of these sectors, as well as have a distinct “market place” or “channel” for each such sector in the ju51 Mall.

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

During the three months ended March 31, 2014, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations — Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013.

The following table presents, for the three months indicated, our consolidated statements of operations information.

	Three months ended March 31,
	2014	2013

REVENUE
Advertising	$-	$6,757
Consulting service	-	4,821
E-commerce	1,284	-
Total revenue	1,284	11,578

COST OF REVENUE
Advertising	-	9,750
Consulting service	-	19,488
E-commerce	184,460	124,694
Total cost of revenue	184,460	153,932

GROSS LOSS	(183,176)	(142,354)

OPERATING EXPENSES
Selling expenses	137,344	190,380
General and administrative expenses	178,023	336,686
Depreciation – property and equipment	22,323	25,607
Total Operating Expenses, net	337,690	552,673

NET LOSS FROM OPERATIONS	(520,866)	(695,027)

OTHER INCOME (EXPENSES), NET
Interest income	154	538
Other income	185	-
Other expenses	(335)	(845)
Gain on disposal of property and equipment	2,516	-
Total Other Income (Expenses), net	2,520	(307)

NET LOSS	(518,346)	(695,334)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	111,249	(3,621)

TOTAL COMPREHENSIVE LOSS	$(407,097)	$(698,955)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	81,244,000	81,244,000

Revenue

During the three months ended March 31, 2014, we had total revenue of $1,284, a decrease of 88.91% compared to the same period in 2013. All $1,284 was attributable to revenue generated from service flagship stores within the e-commerce service rendered, due to the shift of focus of the business. During the three months ended March 31, 2013, total revenue was $11,578. Of this, $6,757 was attributable to revenue generated from advertising and $4,821 was attributable to consulting service rendered. The decrease of $10,294 was mainly due to decrease in advertising and consulting revenue as a result of the change of our business model to focus on revamping our e-commerce business. Since the Company has shifted its focus to e-commerce, there is only one source of revenue, which is e-commerce, starting from 2014.

Cost of revenue

Cost of revenue is comprised of printing cost, editorial fee, agent fee, salaries of consulting service providers, amortization of website development costs, salaries of website administrators and business tax relating to advertising, consulting service rendered and e-commerce. However, due to the shift of business focus, only cost of e-commerce is remaining currently in 2014.

Cost of revenue for the three months ended March 31, 2014 was $184,460, compared to $153,932 for the three months ended March 31, 2013, an increase of $30,528, or approximately 19.83%. The increase was due to the approximate 47.93% increase in the cost of e-commerce revenue, which was $59,766, and the 100% decrease in the cost of advertising and consulting revenue, which were $9,750 and $19,488 respectively. The reason for the decrease in cost of advertising and consulting revenue was due to discontinued operation in the advertising and consulting business.

Gross loss

Gross loss was $183,176 for the three months ended March 31, 2014, an increase of $40,822, or approximately 28.68%, compared to a gross loss of $142,354 of the same period in 2013. The decrease was mainly due to the increase in cost in the e-commerce business.

Operating expenses

Operating expenses consist of selling, general and administrative expenses and depreciation.

Operating expenses for the three months ended March 31, 2014 were $337,690, composed of $137,344 in selling expenses, $178,023 in general and administrative expenses, and $22,323 in depreciation. Operating expenses for the three months ended March 31, 2013 were $552,673, composed of $190,380 in selling expenses, $336,686 in general and administrative expenses, and $25,607 in depreciation. The decrease in operating expenses from the three months ended March 31, 2013 to the three months ended March 31, 2014 was $214,983, or approximately 38.9%, which was mainly due to the decrease in rental expense of $127,765, due to termination of the lease agreement for the showrooms on December 31, 2013.

Other income (expenses), net

Other income (expenses), net, consists mainly of net of interest income, other income, other expenses, and gain on disposal of property and equipment.

Other income, net, for the three months ended March 31, 2014 was $2,520 compared to other expense, net of $307 for the three months ended March 31, 2013, an increase of $2,827, or approximately 920.85%. The increase in other income (expenses), net, was mainly due to the fact that there was a gain on disposal of property and equipment of $2,516 for the first quarter ended March 31, 2014, whereas there was no gain on disposal of property and equipment for the same period in 2013.

Net Loss

Net loss was $518,346 and $695,334 for the three months ended March 31, 2014 and 2013 respectively. The decrease was mainly the result of the decrease in rental expenses in general and administrative expenses, and decrease in advertising and consulting revenue.

Other comprehensive income (loss)

Other comprehensive income was $111,249 for the three months ended March 31, 2014. Other comprehensive loss was $3,621 for the three months ended March 31, 2013. The change of foreign currency translation loss was primarily caused by the fluctuation in the RMB to U.S. dollar exchange rate in 2014 compared to 2013.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on hand and demand deposits at banks. We had $78,767 and $284,001 of cash and cash equivalents on hand as of March 31, 2014 and December 31, 2013 respectively. There was a decrease of $205,234 in our cash and cash equivalents from December 31, 2013 to March 31, 2014.

This decrease was largely attributable to the combined effect of net loss of $518,346 during this quarter, payments for purchase of property and equipment of $90,665 offset by advances from a related company of $467,185.

We require cash for working capital, capital expenditures, repayment of debt, salaries, commissions and related benefits and other operating expenses and income taxes. We expect that our working capital needs will increase for the foreseeable future, as we continue to develop and grow our business. See “Business — General” in our 10-K filed with the SEC on March 31, 2014. For the second to fourth quarter of 2014, we are estimating a cash inflow of approximately $93 million and an outflow of approximately $64 million as we are starting to generate revenue from e-commerce platform.

The following table summarizes our cash flows for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Net cash used in operating activities	$(601,369)	$(669,770)
Net cash used in investing activities	$(87,365)	$(88,699)
Net cash provided by financing activities	$488,172	$1,147,677

Net Cash Used in Operating Activities. Net cash used in operating activities was $601,369 and $669,770 for the three months ended March 31, 2014 and 2013 respectively. The most significant items affecting the comparison of our operating cash flow for the three months ended March 31, 2014 and 2013 are summarized below:

●
Decrease in cash loss from operations - Our net loss from operations, excluding depreciation, amortization, and gain on disposal of property and equipment, decreased by $112,421 on a period-to-period basis, from cash loss of $610,960 for the three months ended March 31, 2013 to cash loss of $498,539 for the three months ended March 31, 2014, which positively impacted our cash flows from operations. The decrease in cash loss from operations was mainly due to the decrease in rental expenses in general and administrative expenses and the decrease of amortization of website development cost in the first quarter in 2014 from the same period last year.

●
Increase in prepaid expenses and other current assets - Prepaid expenses and other current assets increased by $22,602 for the first quarter in 2014, and decreased by $41,608 for the same period in 2013. Prepaid expenses and other current assets consisted of prepaid information technology expenses, rental and other deposits and advances to staff. The increase in prepaid expenses and other current assets was mainly due to increase in prepaid information technology expenses.

●
Decrease in other payables and accrued expenses - Other payables and accrued expenses decreased by $80,228 for the first quarter in 2014, and decreased by $87,069 for the same period in 2013. Other payables and accrued expenses consisted of other tax payables, accrued expenses, deposits received from customers, other payables, accrued wages and accrued welfare. The decrease in other payables and accrued expenses was the net effect of the decrease in other tax payables, decrease in accrued expenses, and decrease in deposits received from customers.

Net Cash Used in Investing Activities. Our investing activities for the three months ended March 31, 2014 and 2013 used cash of $87,365 and $88,699 respectively. The net cash used in investing activities are comparable between two periods.

Net Cash Provided by Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2014 and 2013 was $488,172 and $1,147,677 respectively. The decrease was mainly due to the decrease in advances from a related company for $635,657.

Capital Resources

We had negative working capital of $4,714,215 as of March 31, 2014 and $4,249,349 as of December 31, 2013 respectively. The reason for the increase in negative working capital from December 31, 2013 to March 31, 2014 was primarily due to the increase in amount due to a related company.

Under the VIEs’ agreements, Guangdong Xingbang shall pay the WFOE a consulting service fee, payable in RMB each quarter, equivalent to all of its net income for such quarter based on its quarterly financial statements, prepared in accordance with generally accepted accounting principles of the PRC. The WFOE then may transfer the cash payment to the offshore holding companies (Xingbang HK, Xingbang BVI and China Xingbang) via dividend payment, after deduction of relevant taxes.  If we obtain funds through financing in the US, Xingbang HK may invest in the WFOE. It is generally prohibited for PRC resident enterprises, including foreign owned entities, to make inter-company loans. However, management believes it is in compliance with the current PRC law for the WFOE to deposit the funds into a PRC bank account and request the PRC bank to lend the funds to Guangdong Xingbang, and may use such means to obtain capital funding in the future.

We are a holding company with no significant revenue-generating operations of our own, and thus any cash flows from operations are and will be generated by Guangdong Xingbang through our WFOE’s existing consulting service management arrangement with Guangdong Xingbang. Our ability to service our debt and fund our ongoing operations is dependent on the results of these operations and their ability to provide us with cash. The WFOE’s ability to make loans or pay dividends are restricted under PRC law and may be restricted under the terms of future indebtedness, its governing documents or other agreements. With the cash on hand and the anticipated cash to be received from our operations, we may not be able to generate enough cash to support the expansion of the business operations. However, the Guangdong Xingbang’s Stockholders are committed to provide cash as needed to support the Company’s ongoing operations and continued growth. Therefore, we believe that our sources of liquidity will be sufficient to enable us to meet our cash needs for at least the next 12 months.

Nonetheless, our liquidity and capital position could be adversely affected by:

●	loss of revenue from advertising and consulting service;
●	continued failure to generate revenue in the e-commerce business;
●	the enactment of new laws and regulations;

●	our inability to grow our business as we anticipate by expanding our revamped e-commerce business;
●	any other changes in the cost structure of our underlying business model; and
●	any of the other risks and uncertainties described in “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2013.

Debt Obligations

The following is a summary of amounts outstanding under our debt obligations as of March 31, 2014 and December 31, 2013.

	As of March 31, 2014	As of December 31, 2013
Due to a related company	$2,502,252	$2,098,552
Due to stockholders	1,808,776	1,836,232
Total debt	$4,311,028	$3,934,784

Due to a related company

As of March 31, 2014 and December 31, 2013, Xinyu Xingbang owed $41,020 and $33,698 respectively to Xinyu Xingbang Industry Co., Ltd ("Xinyu Industry") for rental expense of office used by Xinyu Xingbang. The amount due is unsecured, interest free and repayable on demand.

On January 3, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a loan period started on January 5, 2013 and became due on January 4, 2014. The use of this loan is solely for the operations of Guangdong Xingbang. On January 3, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of January 4, 2015. As of March 31, 2014 and December 31, 2013, Guangdong Xingbang owed $160,866 and $165,189 respectively to Xinyu Industry for the relevant loan.

On January 10, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB5,000,000. The loan is interest free and unsecured with a loan period started on January 15, 2013 and became due on January 14, 2014. The use of this loan is only for the operation of Xinyu Xingbang. On January 10, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of January 14, 2015. As of March 31, 2014 and December 31, 2013, Xinyu Xingbang owed $804,324 and $825,942 respectively to Xinyu Industry for the relevant loan.

On May 30, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on June 6, 2013 and is due on June 5, 2014. The use of this loan is only for the operation of Guangdong Xingbang. As of March 31, 2014 and December 31, 2013, Guangdong Xingbang owed $80,432 and $82,594 respectively to Xinyu Industry for the relevant loan.

On July 25, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on July 31, 2013 and is due on July 30, 2014. The use of this loan is only for the operation of Guangdong Xingbang. As of March 31, 2014 and December 31, 2013, Guangdong Xingbang owed $80,432 and $82,594 respectively to Xinyu Industry for the relevant loan.

On September 5, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on September 10, 2013 and is due on September 10, 2014. The use of this loan is only for the operation of Guangdong Xingbang. As of March 31, 2014 and December 31, 2013, Guangdong Xingbang owed $80,432 and $82,594 respectively to Xinyu Industry for the relevant loan.

On September 5, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on September 12, 2013 and is due on September 11, 2014. The use of this loan is only for the operation of Xinyu Xingbang. As of March 31, 2014 and December 31, 2013, Guangdong Xingbang owed $80,432 and $82,594 respectively to Xinyu Industry for the relevant loan.

On December 8, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on December 12, 2013 and is due on December 11, 2014. The use of this loan is only for the operation of Guangdong Xingbang. As of March 31, 2014 and December 31, 2013, Guangdong Xingbang owed $80,432 and $82,594 respectively to Xinyu Industry for the relevant loan.

On December 8, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB4,000,000. The loan is interest free and unsecured with a loan period started on December 12, 2013 and is due on December 11, 2014. The use of this loan is only for the operation of Xinyu Xingbang. As of March 31, 2014 and December 31, 2013, Xinyu Xingbang owed $643,460 and $660,753 respectively to Xinyu Industry for the relevant loan.

On January 14, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on January 14, 2014 and is due on January 13, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of March 31, 2014 and December 31, 2013, Guangdong Xingbang owed $80,432 and $0 respectively to Xinyu Industry for the relevant loan.

On February 11, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a term from February 13, 2014 and is due on February 12, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of March 31, 2014 and December 31, 2013, Guangdong Xingbang owed $80,432 and $0 respectively to Xinyu Industry for the relevant loan.

On February 11, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a term from February 12, 2014 and is due on February 11, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of March 31, 2014 and December 31, 2013, Xinyu Xingbang owed $160,866 and $0 respectively to Xinyu Industry for the relevant loan.

On March 8, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB300,000. The loan is interest free and unsecured with a term from March 12, 2014 and is due on March 11, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of March 31, 2014 and December 31, 2013, Guangdong Xingbang owed $48,260 and $0 respectively to Xinyu Industry for the relevant loan.

On March 8, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a term from March 12, 2014 and is due on March 11, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of March 31, 2014 and December 31, 2013, Xinyu Xingbang owed $80,432 and $0 respectively to Xinyu Industry for the relevant loan.

Due to stockholders

As of March 31, 2014 and December 31, 2013, Guangdong Xingbang owed $200,128 and $184,350 respectively, to Mr. Yao and his spouse for lease of office premises used by Guangdong Xingbang. The amount due is unsecured, interest free and repayable on demand.

As of March 31, 2014 and December 31, 2013, WFOE owed $804,324 and $825,941 respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 11, 2012 and was due on June 10, 2013. On May 31, 2013, the loan was renewed, and the loan period started on June 12, 2013 and is due on June 11, 2014. The proceeds of the loan were used as the capital investment in Xinyu Xingbang, which is 50% owned by WFOE and 50% owned by Guangdong Xingbang.

As of March 31, 2014 and December 31, 2013, Guangdong Xingbang owed $804,324 and $825,941 respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 19, 2012 and was due on June 18, 2013. On June 10, 2013, the loan was renewed, and the loan period started on June 19, 2013 and is due on June 18, 2014. The proceeds of the loan were used as the capital investment in Xinyu Xingbang, which is 50% owned by WFOE and 50% owned by Guangdong Xingbang.

Off-Balance Sheet Arrangements

On February 14, 2012, the board of directors resolved to exempt distributors from paying service charges from October 2011 to June 2012 and to authorize Mr. Yao to exempt distributors from paying service charges, and brick-and-mortar stores or decoration companies from paying franchise fees. As of March 31, 2014 and December 31, 2013, we did not have any off-balance sheet obligations involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations. All of our obligations with respect to Guangdong Xingbang have been presented on our consolidated balance sheets as of each such date.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the three months ended March 31, 2014 that are of significance, or potential significance, to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s management, including our Chief Executive Officer and interim Chief Financial Officer, reassessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2014 and has subsequently determined that our disclosure controls and procedures were not effective as of March 31, 2014 due to certain material weaknesses, including: (i) a lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements; and (ii) a lack of standard charter of accounts and written accounting manual and closing procedures to facilitate preparation of financial statements under U.S. GAAP for financial reporting processes. As a result of such material weaknesses, our disclosure controls and procedures were not effective. Our management has worked, and will continue to work to remedy the above material weaknesses in our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the first quarter of 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

There were no issuances of our equity securities during the quarter ended March 31, 2014.

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

Under these regulations, wholly foreign owned enterprises and sino-foreign equity joint ventures in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, before paying dividends to their stockholders, these foreign invested enterprises are required to set aside at least 10% of their profits each year, if any, to fund certain reserve funds until the amount of the cumulative total reserve funds reaches 50% of the relevant company’s registered capital. Accordingly, the WFOE is allowed to distribute dividends only after having set aside the required amount of its profits into the reserve funds as required under applicable PRC laws and regulations.

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

China Xingbang Industry Group Inc.

Date: May 15, 2014	By:	/s/ Xiaohong Yao
Xiaohong Yao, Chairman, President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Haigang Song
Haigang Song, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herein.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.