Form 10-Q
period 2014-06-30
China Xingbang Industry Group Inc.
filed 2014-08-14
CIK 1521222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 81,244,000 shares of common stock, par value $0.001, as of August 14, 2014.

CHINA XINGBANG INDUSTRY GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

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

CHINA XINGBANG INDUSTRY GROUP INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

CONTENTS

Pages

Condensed Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013	F-2

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2014 and 2013 (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (Unaudited)	F-4

Notes to the Condensed Consolidated Financial Statements (Unaudited)	F-5 – F-12

CHINA XINGBANG INDUSTRY GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$622,112	$284,001
Prepaid expenses and other current assets	107,610	30,790
Total Current Assets	729,722	314,791

PROPERTY AND EQUIPMENT, NET	411,447	326,740
TOTAL ASSETS	$1,141,169	$641,531

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Deferred revenue	$53,169	$54,486
Other payables and accrued expenses	552,177	574,870
Due to stockholders	1,658,392	1,836,232
Due to related companies	3,937,069	2,098,552
Total Current Liabilities	6,200,807	4,564,140

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock ($0.001 par value, 60,000,000 shares authorized, no shares issued as of June 30, 2014 and December 31, 2013)	-	-
Common stock ($0.001 par value, 300,000,000 shares authorized, 81,244,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013)	81,244	81,244
Additional paid-in capital	959,330	959,330
Unappropriated accumulated deficits	(6,263,756)	(5,026,223)
Appropriated retained earnings	72,493	72,493
Accumulated other comprehensive income (loss)	91,051	(9,453)
Total Stockholders' Deficit	(5,059,638)	(3,922,609)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,141,169	$641,531

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHINA XINGBANG INDUSTRY GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
REVENUE
Advertising	$-	$3,270	$-	$10,027
Consulting service	-	4,875	-	9,696
E-commerce	1,358	-	2,642	-
Total revenue	1,358	8,145	2,642	19,723

COST OF REVENUE
Advertising	-	10,087	-	19,837
Consulting service	-	20,034	-	39,522
E-commerce	246,346	111,293	430,806	235,987
Total cost of revenue	246,346	141,414	430,806	295,346

GROSS LOSS	(244,988)	(133,269)	(428,164)	(275,623)

OPERATING EXPENSES
Selling expenses	195,677	87,825	333,021	278,205
General and administrative expenses	251,087	388,521	429,110	725,207
Impairment of website development cost	-	406,963	-	406,963
Depreciation – property and equipment	25,062	26,319	47,385	51,926
Total Operating Expenses, net	471,826	909,628	809,516	1,462,301

NET LOSS FROM OPERATIONS	(716,814)	(1,042,897)	(1,237,680)	(1,737,924)

OTHER (EXPENSES) INCOME, NET
Interest income	552	378	706	916
Other income	-	-	185	-
Other expenses	(1,027)	(646)	(1,362)	(1,491)
(Loss) gain on disposal of property and equipment	(1,898)	-	618	-
Total Other (Expenses) Income, net	(2,373)	(268)	147	(575)

NET LOSS	(719,187)	(1,043,165)	(1,237,533)	(1,738,499)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss) gain	(10,745)	(21,339)	100,504	(24,960)

TOTAL COMPREHENSIVE LOSS	$(729,932)	$(1,064,504)	$(1,137,029)	$(1,763,459)

Net loss per share
- basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares outstanding during the period
- basic and diluted	81,244,000	81,244,000	81,244,000	81,244,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHINA XINGBANG INDUSTRY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,237,533)	$(1,738,499)
Adjusted to reconcile net loss to net cash used in operating activities:
Depreciation – property and equipment	47,385	51,926
Amortization - website development cost	-	109,423
Impairment of website development cost	-	406,963
Gain on disposal of property and equipment	(618)	-
Changes in operating assets and liabilities
(Increase) decrease in:
Prepaid expenses and other current assets	(78,008)	68,000
Decrease in:
Accounts payable	-	(2,198)
Deferred revenue	-	(19,724)
Other payables and accrued expenses	(8,853)	(37,430)
Income tax payable	-	(6)
Net cash used in operating activities	(1,277,627)	(1,161,545)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(143,395)	(39,015)
Payments for website development cost	-	(67,415)
Payments for construction in progress	-	(37,508)
Proceeds from disposals of property and equipment	3,496	-
Net cash used in investing activities	(139,899)	(143,938)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related companies	1,900,037	1,334,787
Due to stockholders	(134,235)	90,176
Net cash provided by financing activities	1,765,802	1,424,963

EFFECT OF EXCHANGE RATES ON CASH	(10,165)	3,246

NET INCREASE IN CASH AND CASH EQUIVALENTS	338,111	122,726

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	284,001	197,530

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$622,112	$320,256

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$-	$-

Cash paid for income tax	$-	$-

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position as of June 30, 2014, the results of operations and comprehensive loss for the three and six months ended June 30, 2014 and 2013 and statements of cash flows for the six months ended June 30, 2014 and 2013. The consolidated results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes of the Company for the year ended December 31, 2013.

NOTE 2	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s operations resulted in a net loss of $1,237,533 and used cash in operations of $1,277,627 for the six months ended June 30, 2014. As of June 30, 2014, the Company had an unappropriated accumulated deficit of $6,263,756 and a working capital deficiency of $5,471,085.

In the course of its development activities, the Company continues to sustain losses. The Company expects to finance its operations primarily through capital contributions from stockholders and its affiliates. The Company borrowed from Mr. Xiaohong Yao ("Mr. Yao"), the Chief Executive Officer of the Company and his spouse, and companies controlled by them a net amount of $1,765,802 during the first and second quarters of 2014, and the related parties agreed to lend more funds to the Company as needed for management to execute its business plan for at least the next twelve months.

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

Guangdong Xingbang was incorporated in the PRC on January 17, 2005 as a limited liability company. Guangdong Xingbang is a print media advertising operator serving the home furnishing industry in the PRC. Guangdong Xingbang also provides marketing consulting service to clients in the home furnishing industry and local government in the PRC. Starting from August 2011, Guangdong Xingbang began to provide e-commerce services, namely B2B2C (Business-to-Business-to-Consumer), to manufacturers and distributors, and brick-and-mortar stores located in different parts of the PRC through an e-commerce platform, referred to as ju51 Mall, developed by Guangdong Xingbang. On December 31, 2013, the Company ceased its advertising and consulting service business.

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

As required by ASC 810-10, the Company performs a qualitative assessment to determine whether the Company remains the primary beneficiary of Guangdong Xingbang, which also owns 50% of Xinyu Xingbang. A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and the parties involved in the design of the entity. The Company’s assessment on the involvement with Guangdong Xingbang reveals that the Company has the absolute power to direct the most significant activities that impact the economic performance of Guangdong Xingbang. Under the accounting guidance, the Company is deemed to be the primary beneficiary of Guangdong Xingbang and the results of Guangdong Xingbang and Xinyu Xingbang are consolidated in the Company’s group financial statements for financial reporting purposes. As of June 30, 2014 and December 31, 2013, the Company has no equity interest in Guangdong Xingbang; none of the Company’s assets serve as collateral for Guangdong Xingbang; creditors of Guangdong Xingbang have no recourse to the Company; and the Company has not provided any guarantees to Guangdong Xingbang.

The assets and liabilities associated with Guangdong Xingbang and Xinyu Xingbang are combined and presented on a gross basis, prior to consolidation adjustments with other entities in the Group, and are as follows:

	As of June 30, 2014	As of December 31, 2013
	(Unaudited)
Cash and cash equivalents	$560,738	$258,701
Prepaid expenses and other current assets	107,610	30,790
Due from group companies	1,271,169	1,136,975
Property and equipment, net	411,447	326,740
Total assets	$2,350,964	$1,753,206

Deferred revenue	$53,169	$54,486
Other payables and accrued expenses	526,676	531,204
Due to group companies	401,057	444,026
Due to stockholders	852,408	1,010,291
Due to related companies	3,937,069	2,098,552
Total current liabilities	5,770,379	4,138,559
Deficit of variable interest entities	(3,419,415)	(2,385,353)
Total liabilities and deficit	$2,350,964	$1,753,206

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

The accompanying group financial statements for the six months ended June 30, 2014 and 2013 include the financial statements of China Xingbang, its wholly owned subsidiaries, Xingbang BVI, Xingbang HK and the WFOE, its contractually controlled affiliate, Guangdong Xingbang, and Xinyu Xingbang which is 50% owned by Guangdong Xingbang and 50% owned by WFOE.

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09 "Revenue from Contracts with Customers" (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt ASU 2014-09 during the first quarter of fiscal 2017. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2014-09 will have on the Company's financial position or results of operations.

All other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 7	OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses consisted of the following:

	As of June 30, 2014	As of December 31, 2013
	(unaudited)
Customers deposits and prepayments	$254,891	$258,010
Business and other taxes payable	5,795	48,710
Other payables	55,033	76,664
Accrued expenses	236,458	191,486
	$552,177	$574,870

NOTE 8	SEGMENTS

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

The following is a summary of the Company’s segment information for the three months ended June 30, 2014 and 2013.

For the three months ended June 30, 2014	Advertising	Consulting service	E-commerce	Total
Revenue	$-	$-	$1,358	$1,358
Gross loss	-	-	(244,988)	(244,988)
Net loss	-	-	(719,187)	(719,187)
Total assets as of June 30, 2014	-	-	1,141,169	1,141,169
Capital expenditure	-	-	52,730	52,730
Depreciation	-	-	25,062	25,062

For the three months ended June 30, 2013	Advertising	Consulting service	E-commerce	Total
Revenue	$3,270	$4,875	$-	$8,145
Gross loss	(6,817)	(15,159)	(111,293)	(133,269)
Net loss	(684,317)	(50,910)	(202,839)	(938,066)
Total assets as of June 30, 2013	1,131,406	105,598	271,538	1,508,542
Capital expenditure	18,747	(2,372)	38,864	55,239
Depreciation and amortization	23,581	562	52,833	76,976

A reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Three months ended June 30,
	2014	2013

Total net loss for reportable segments	$(719,187)	$(938,066)

Unallocated amounts relating to corporate operations	-	(105,099)
Total loss	$(719,187)	$(1,043,165)

The following is a summary of the Company’s segment information for the six months ended June 30, 2014 and 2013.

For the six months ended June 30, 2014	Advertising	Consulting service	E-commerce	Total
Revenue	$-	$-	$2,642	$2,642
Gross loss	-	-	(428,164)	(428,164)
Net loss	-	-	(1,237,533)	(1,237,533)
Total assets as of June 30, 2014	-	-	1,141,169	1,141,169
Capital expenditure	-	-	143,395	143,395
Depreciation	-	-	47,385	47,385

For the six months ended June 30, 2013	Advertising	Consulting service	E-commerce	Total
Revenue	$10,027	$9,696	$-	$19,723
Gross loss	(9,810)	(29,826)	(235,987)	(275,623)
Net loss	(987,683)	(126,392)	(466,722)	(1,580,797)
Total assets as of June 30, 2013	1,131,406	105,598	271,538	1,508,542
Capital expenditure	57,392	5,357	81,189	143,938
Depreciation and amortization	38,945	3,634	118,770	161,349

A reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Six months ended June 30,
	2014	2013

Total net loss for reportable segments	$(1,237,533)	$(1,580,797)

Unallocated amounts relating to corporate operations	-	(157,702)
Total loss	$(1,237,533)	$(1,738,499)

NOTE 9	STOCKHOLDERS’ EQUITY

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

As of June 30, 2014 and December 31, 2013, the Company has no contractually controlled affiliate to its reserve funds based on its net income in accordance with the laws and regulations of the PRC.

NOTE 10	COMMITMENTS AND CONTINGENCIES

(a) Defined contribution retirement plans

The full time employees of Guangdong Xingbang and Xinyu Xingbang are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the three months ended June 30, 2014 and 2013 were $65,025 and $11,270 respectively. The total provision and contributions made for such employee benefits for the six months ended June 30, 2014 and 2013 were $109,799 and $22,503 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(b) Capital commitment

In June 2014, Xinyu Xingbang entered into an agreement to purchase office equipment from a supplier. The total contract amount was $3,546 (RMB22,000) and Xinyu Xingbang paid $1,773. As of June 30, 2014, the Company had outstanding capital commitment of $1,773.

(c) Rental leases commitment

Guangdong Xingbang leases office premises from two stockholders (Mr. Yao and his spouse) under an operating lease at a monthly rental of $15,475 until December 31, 2016 pursuant to certain lease agreement.

In September 2013, Guangdong Xingbang leased Zhongshan office premises from Zhongshan Guzhen Asset Management Ltd pursuant to a lease agreement and pays a monthly rental of $1,845. The lease shall expire on August 31, 2018.

Xinyu Xingbang leases office premises from Xinyu Xingbang Industry Co., Ltd (“Xinyu Industry”) under an operating lease at a monthly rental of $2,740, which expires on June 30, 2015. Mr. Yao and his spouse own 90% and 10% respectively, of the registered capital of Xinyu Industry.

As of June 30, 2014, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:

Six months ending December 31, 2014	$109,292
Fiscal years ending December 31,
2015	214,444
2016	222,607
2017	36,908
2018	24,606
Total	$607,857

Rental expenses for the three and six months ended June 30, 2014 and 2013 were $59,873, $191,075, $121,052 and $380,020 respectively.

NOTE 11	RELATED PARTY TRANSACTIONS

Rental expenses paid to stockholders and a related company

Guangdong Xingbang leases office premises from two stockholders (Mr. Yao and his spouse) under an operating lease at a monthly rental of $15,363 which was due to expire on December 31, 2013. Guangdong Xingbang renewed the lease with a three-year term and is obligated to pay monthly rent of approximately RMB96,000 (approximately $15,475) until December 31, 2016. For the three and six months ended June 30, 2014 and 2013, Guangdong Xingbang paid rent to these two stockholders of $46,187, $45,341, $93,381 and $90,176 respectively.

In June 2012, Xinyu Xingbang entered into a lease agreement with Xinyu Industry for office premises whereby the monthly rental is $2,740. The lease started on July 1, 2012 and will expire on June 30, 2015. For the three and six months ended June 30, 2014 and 2013, Xinyu Xingbang paid the rent to Xinyu Industry of $8,179, $8,288, $16,536 and $16,484 respectively.

In October 2012, Xinyu Xingbang entered into a lease agreement with Xinyu Industry for showrooms with a monthly rental of $45,351. The lease started on October 1, 2012 and shall expire on September 30, 2016. On December 31, 2013, Xinyu Xingbang and Xinyu Industry agreed upon the termination of the lease agreement. For the three and six months ended June 30, 2014 and 2013, Xinyu Xingbang paid a rent to Xinyu Industry of $0, $137,446, $0 and $273,360 respectively.

Due to stockholders

As of June 30, 2014 and December 31, 2013, Guangdong Xingbang owed $46,424 and $184,350 respectively, to Mr. Yao and his spouse for lease of office premises used by Guangdong Xingbang. The amount due is unsecured, interest free and repayable on demand.

As of June 30, 2014 and December 31, 2013, WFOE owed $805,984 and $825,941 respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 11, 2012 and was due on June 10, 2013. On May 31, 2013, the loan was renewed, and the loan period started on June 12, 2013 and is due on June 11, 2014. On August 7, 2014, the loan was renewed with the same terms and a renewed due date of June 11, 2015. The proceeds of the loan were used as the capital investment in Xinyu Xingbang, which is 50% owned by WFOE and 50% owned by Guangdong Xingbang.

As of June 30, 2014 and December 31, 2013, Guangdong Xingbang owed $805,984 and $825,941 respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 19, 2012 and was due on June 18, 2013. On June 10, 2013, the loan was renewed, with a renewed due date of June 18, 2014. On July 30, 2014, the loan was renewed with the same terms and a renewed due date of June 18, 2015. The proceeds of the loan were used as the capital investment in Xinyu Xingbang, which is 50% owned by WFOE and 50% owned by Guangdong Xingbang.

Due to related companies

As of June 30, 2014 and December 31, 2013, Xinyu Xingbang owed $49,326 and $33,698 respectively to Xinyu Industry for rental expense of office used by Xinyu Xingbang. The amount due is unsecured, interest free and repayable on demand.

As of June 30, 2014 and December 31, 2013, Xinyu Xingbang owed $51,260 and $0 respectively to Xinyu Zhongxing Decoration Technicians Network Company Limited, (“Zhongxing Decoration”), for annual service charge received from technical service stations on behalf of Zhongxing Decoration. The amount due is unsecured, interest free and repayable on demand. Mr. Yao and his spouse own 80% and 20% respectively, of the registered capital of Zhongxing Decoration.

On January 3, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a loan period started on January 5, 2013 and became due on January 4, 2014. The use of this loan is solely for the operations of Guangdong Xingbang. On January 3, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of January 4, 2015. As of June 30, 2014 and December 31, 2013, Guangdong Xingbang owed $161,197 and $165,189 respectively to Xinyu Industry for the relevant loan.

On January 10, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB5,000,000. The loan is interest free and unsecured with a loan period started on January 15, 2013 and became due on January 14, 2014. The use of this loan is only for the operation of Xinyu Xingbang. On January 10, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of January 14, 2015. As of June 30, 2014 and December 31, 2013, Xinyu Xingbang owed $805,984 and $825,942 respectively to Xinyu Industry for the relevant loan.

On May 30, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on June 6, 2013 and is due on June 5, 2014. The use of this loan is only for the operation of Guangdong Xingbang. On July 30, 2014, the loan was renewed with the same terms and a renewed due date of June 5, 2015. As of June 30, 2014 and December 31, 2013, Guangdong Xingbang owed $80,598 and $82,594 respectively to Xinyu Industry for the relevant loan.

On July 25, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on July 31, 2013 and is due on July 30, 2014. On July 30, 2014, the loan was renewed with the same terms and a renewed due date of July 30, 2015. The use of this loan is only for the operation of Guangdong Xingbang. As of June 30, 2014 and December 31, 2013, Guangdong Xingbang owed $80,598 and $82,594 respectively to Xinyu Industry for the relevant loan.

On September 5, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on September 10, 2013 and is due on September 10, 2014. The use of this loan is only for the operation of Guangdong Xingbang. As of June 30, 2014 and December 31, 2013, Guangdong Xingbang owed $80,598 and $82,594 respectively to Xinyu Industry for the relevant loan.

On September 5, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on September 12, 2013 and is due on September 11, 2014. The use of this loan is only for the operation of Xinyu Xingbang. As of June 30, 2014 and December 31, 2013, Xinyu Xingbang owed $80,598 and $82,594 respectively to Xinyu Industry for the relevant loan.

On December 8, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on December 12, 2013 and is due on December 11, 2014. The use of this loan is only for the operation of Guangdong Xingbang. As of June 30, 2014 and December 31, 2013, Guangdong Xingbang owed $80,598 and $82,594 respectively to Xinyu Industry for the relevant loan.

On December 8, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB4,000,000. The loan is interest free and unsecured with a loan period started on December 12, 2013 and is due on December 11, 2014. The use of this loan is only for the operation of Xinyu Xingbang. As of June 30, 2014 and December 31, 2013, Xinyu Xingbang owed $644,787 and $660,753 respectively to Xinyu Industry for the relevant loan.

On January 14, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on January 14, 2014 and is due on January 13, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of June 30, 2014 and December 31, 2013, Guangdong Xingbang owed $80,598 and $0 respectively to Xinyu Industry for the relevant loan.

On February 11, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a term from February 13, 2014 and is due on February 12, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of June 30, 2014 and December 31, 2013, Guangdong Xingbang owed $80,598 and $0 respectively to Xinyu Industry for the relevant loan.

On February 11, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a term from February 12, 2014 and is due on February 11, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of June 30, 2014 and December 31, 2013, Xinyu Xingbang owed $161,197 and $0 respectively to Xinyu Industry for the relevant loan.

On March 8, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB300,000. The loan is interest free and unsecured with a term from March 12, 2014 and is due on March 11, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of June 30, 2014 and December 31, 2013, Guangdong Xingbang owed $48,360 and $0 respectively to Xinyu Industry for the relevant loan.

On March 8, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a term from March 12, 2014 and is due on March 11, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of June 30, 2014 and December 31, 2013, Xinyu Xingbang owed $80,598 and $0 respectively to Xinyu Industry for the relevant loan.

On April 10, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,500,000. The loan is interest free and unsecured with a term from April 14, 2014 and is due on April 13, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of June 30, 2014 and December 31, 2013, Guangdong Xingbang owed $241,796 and $0 respectively to Xinyu Industry for the relevant loan.

On April 10, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB2,000,000. The loan is interest free and unsecured with a term from April 14, 2014 and is due on April 13, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of June 30, 2014 and December 31, 2013, Xinyu Xingbang owed $322,393 and $0 respectively to Xinyu Industry for the relevant loan.

On April 20, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB5,000,000. The loan is interest free and unsecured with a term from April 23, 2014 and is due on April 22, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of June 30, 2014 and December 31, 2013, Guangdong Xingbang owed $805,985 and $0 respectively to Xinyu Industry for the relevant loan.

NOTE 12	CONCENTRATIONS AND CREDIT RISKS

As of June 30, 2014 and December 31, 2013, all of the Company’s assets were located in the PRC and Hong Kong and all of the Company’s revenues were derived from customers located in the PRC.

For the three and six months ended June 30, 2014 and 2013, there were no suppliers accounting for 10% or more of the Company’s purchases.

Details of the customers accounting for 10% or more of the Company’s sales are as follows:

For the three months ended	Customer A

June 30, 2014	-

June 30, 2013	100%

For the six months ended	Customer A

June 30, 2014	-

June 30 2013	82%

As of June 30, 2014 and December 31, 2013, the accounts receivable from these customers were $0.

NOTE 13	SUBSEQUENT EVENT

In accordance with ASC Topic 855-10, the company has analyzed its operations subsequent to June 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Overview and Strategy

In this Quarterly Report on Form 10-Q, unless the context requires or is otherwise specified, references to the “Company,” “we,” “us,” “our” and similar expressions include the following entities (as defined herein):

(i)            China Xingbang Industry Group Inc., a Nevada corporation (“China Xingbang”);

(ii)           Xing Bang Industry Group Limited, a British Virgin Islands company and a wholly-owned subsidiary of China Xingbang (“Xingbang BVI”);

(iii)          China Group Purchase Alliance Limited, a Hong Kong company and a wholly-owned subsidiary of Xingbang BVI (“Xingbang HK”);

(iv)          Guangzhou Xingbang Information Consulting Co., Ltd., a wholly foreign-owned enterprise, or the “WFOE”, formed in the People’s Republic of China (“ PRC ”) and a wholly-owned subsidiary of Xingbang HK;

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

Guangdong Xingbang was founded in 2005 as a print-media based advertising operator and consulting services provider.  In 2010, we made a significant shift of our business model and began laying the groundwork to transition to the business of operating a home furnishings e-commerce platform, ju51 Online Mall. Since 2012, we have been phasing out our advertising and consulting segments and as of June 30, 2014, our advertising and consulting operations no longer generate any revenue. We are currently in the process of building out our e-commerce platform and, once the platform is fully operational, we expect to derive all of our revenue from this business.

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

Since 2013, the developments under e-commerce business include:

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

In the ju51 Mall, the manufacturers open flagship stores where they showcase and sell their products, list prices for products and process orders placed online by consumers. We also have technical service stations (previously named “direct sales stores” prior to February 2012) on our ju51Mall, which are primarily operated by brick-and-mortar retailers and decoration companies which have physical stores. A technical service station acts as a shopping guide and provides product support and services. When a consumer places orders online directly with flagship stores, the technical service station located closest to the consumer will receive the order simultaneously and provide product support and services, such as returns, exchanges, refunds and installation, through its own brick-and-mortar store. The reason for having technical service stations as shopping guides is to address the Chinese consumers’ concern about return or exchange of products ordered online. Generally we only develop one technical service station within a county or a district of a city to protect their economic interest. We currently intend to have the technical service stations act as distributors and promote our services in local markets. Customers may avoid paying the shipping fees by picking up the product at a local technical service station. In addition to technical service stations, we also intend to have decoration technicians to act as shopping guides to help increase sales volume in the ju51 Mall. Xinyu Zhongxing Decoration Technicians Network Company Limited, (“Zhongxing Decoration”), an entity which is 80% owned by Mr. Xiaohong Yao (“Mr. Yao”), our Chairman of the Board, CEO and President, and 20% owned by his spouse, founded a web portal named China Decoration Technician at http://www.zgzxjg.com, which is intended to review and certify decoration technicians. Customers placing orders through the decoration technicians will enjoy special discounts compared to the retail price listed on the ju51 Mall. We also expect to develop different categories of Ju51 Mall memberships where the members will enjoy special discounts in order to promote sales in the ju51 Mall. A technical service station can earn commission as a percentage of the retail price, and the technical service station is related to the e-commerce platform. A decoration technician will also earn commissions, paid by flagship stores, based on a percentage of the amount he or she sells as a shopping guide. Our business model is designed to make sure consumers will receive quality products and services and have a quality shopping experience at the ju51 Mall. We expect the current business model will keep retail prices at the ju51 Mall at a competitive level.

We provide a platform for service flagship stores to list their company information and allow customers to reach out to each of them directly. Each business shall pay service charge of RMB2,000 for 2 years of services. As of June 30, 2014, 146 companies have paid the service charge.

As of June 30, 2014, an aggregate of 979 product flagship stores have signed the franchise agreements with us, of which 757 had their physical stores set up and ready to sell their products once the platform is ready, and 11 stores have paid the security deposit. Total number of contracts slightly decreased compared with December 31, 2013 due to some contract cancellations. For agreements signed prior to December 6, 2013, we charge a commission of 11.5% of the total sales for the B2B business and 21.5% of the total sales for B2C business. For agreements signed after December 6, 2013, we charge the commission at a fixed rate of 21.5% of the total sales consummated on the Ju51 Mall.

We have started generating revenue from flagship stores on our e-commerce platform. We have generated $1,358 and $2,642 revenue from this business during the three and six months ended June 30, 2014. We have made substantial progress in setting up our infrastructure and have established 187  technical service stations as of June 30, 2014.

We have not started any transactions from product flagship stores within the e-commerce platform. No commission has therefore been generated as of June 30, 2014. For advertising revenue, we have not yet started putting advertisements in the Ju51 Mall as there are still no transactions within the platform during this quarter.

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

During the quarter ended June 30, 2014, we started to promote a Media Integrated Advertising Communication Package at a flat fee, ranging from RMB50,000 to RMB500,000. The services to be provided include corporate press release writing, integrated, industry or local portal press release, classification website news release, Ju51 website platform front page display, Ju51 website “Recommendation” column display, and IT industry channel first screen banner. We entered into a contract with one client in July, and we expect to sign up with more clients in the third quarter of 2014.

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

During the six months ended June 30, 2014, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations — Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013.

The following table presents, for the three months indicated, our consolidated statements of operations information.

	Three months ended June 30,
	2014	2013

REVENUE
Advertising	$-	$3,270
Consulting service	-	4,875
E-commerce	1,358	-
Total revenue	1,358	8,145

COST OF REVENUE
Advertising	-	10,087
Consulting service	-	20,034
E-commerce	246,346	111,293
Total cost of revenue	246,346	141,414

GROSS LOSS	(244,988)	(133,269)

OPERATING EXPENSES
Selling expenses	195,677	87,825
General and administrative expenses	251,087	388,521
Impairment of website development cost	-	406,963
Depreciation – property and equipment	25,062	26,319
Total Operating Expenses, net	471,826	909,628

NET LOSS FROM OPERATIONS	(716,814)	(1,042,897)

OTHER EXPENSES, NET
Interest income	552	378
Other expenses	(1,027)	(646)
Loss on disposal of property and equipment	(1,898)	-
Total Other Expenses, net	(2,373)	(268)

NET LOSS	(719,187)	(1,043,165)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(10,745)	(21,339)

TOTAL COMPREHENSIVE LOSS	$(729,932)	$(1,064,504)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	81,244,000	81,244,000

Revenue

During the three months ended June 30, 2014, we had total revenue of $1,358, a decrease of 83.33% compared to the same period in 2013. All $1,358 was attributable to revenue generated from service flagship stores within the e-commerce service rendered. During the three months ended June 30, 2013, total revenue was $8,145. Of this, $3,270 was attributable to revenue generated from advertising and $4,875 was attributable to consulting service rendered. The decrease of $6,787 was mainly due to decrease in advertising and consulting revenue, offset by increase in e-commerce revenue as a result of the change of our business model to focus on our e-commerce business. The Company has shifted its focus to e-commerce, that is its only one source of revenue, starting from 2014.

Cost of revenue

Cost of revenue has historically been comprised of printing cost, editorial fee, agent fee, salaries of consulting service providers, amortization of website development costs, salaries of website administrators, commission paid to technical service stations and business tax relating to advertising, consulting service rendered and e-commerce. However, due to the shift of business focus, the only cost of revenue in 2014 is the cost related to e-commerce.

Cost of revenue for the three months ended June 30, 2014 was $246,346, compared to $141,414 for the three months ended June 30, 2013, an increase of $104,932, or approximately 74.2%. The increase was due to the approximate 121.35% increase in the cost of e-commerce revenue, which was $135,053, and the 100% decrease in the cost of advertising and consulting revenue, which were $10,087 and $20,034 respectively. The reason for the decrease in cost of advertising and consulting revenue was due to discontinued operation in the advertising and consulting business.

Gross loss

Gross loss was $244,988 for the three months ended June 30, 2014, an increase of $111,719, or approximately 83.83%, compared to a gross loss of $133,269 of the same period in 2013. The increase was mainly due to the increase in cost in the e-commerce business, offset by decrease in cost of advertising and consulting revenue.

Operating expenses

Operating expenses consist of selling, general and administrative expenses, impairment of website development cost and depreciation.

Operating expenses for the three months ended June 30, 2014 were $471,826, composed of $195,677 in selling expenses, $251,087 in general and administrative expenses, and $25,062 in depreciation. Operating expenses for the three months ended June 30, 2013 were $909,628, composed of $87,825 in selling expenses, $388,521 in general and administrative expenses, $406,963 in impairment of website development cost, and $26,319 in depreciation. The decrease in operating expenses from the three months ended June 30, 2013 to the three months ended June 30 2014 was $437,802, or approximately 48.13%, which was mainly due to the decrease in impairment of website development cost of $406,963.

Other expenses, net

Other expenses, net, consists mainly of interest income, other expenses, and loss on disposal of property and equipment.

Other expenses, net, for the three months ended June 30, 2014 was $2,373 compared to other expenses, net of $268 for the three months ended June 30, 2013, an increase of $2,105, or approximately 785.45%. The increase in other expenses, net, was mainly due to the fact that there was a loss on disposal of property and equipment of $1,898 for the three months ended June 30, 2014, whereas there was no loss on disposal of property and equipment for the same period in 2013.

Net Loss

Net loss was $719,187 and $1,043,165 for the three months ended June 30, 2014 and 2013 respectively. The decrease was mainly the result of the decrease in impairment of website development, offset by increase in cost of e-commerce revenue.

Other comprehensive loss

Other comprehensive loss was $10,745 for the three months ended June 30, 2014. Other comprehensive loss was $21,339 for the three months ended June 30, 2013. The change of foreign currency translation loss was primarily caused by the fluctuation in the RMB to U.S. dollar exchange rate in 2014 compared to 2013.

Results of Operations — Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013.

The following table presents, for the six months indicated, our consolidated statements of operations information.

	Six months ended June 30,
	2014	2013

REVENUE
Advertising	$-	$10,027
Consulting service	-	9,696
E-commerce	2,642	-
Total revenue	2,642	19,723

COST OF REVENUE
Advertising	-	19,837
Consulting service	-	39,522
E-commerce	430,806	235,987
Total cost of revenue	430,806	295,346

GROSS LOSS	(428,164)	(275,623)

OPERATING EXPENSES
Selling expenses	333,021	278,205
General and administrative expenses	429,110	725,207
Impairment of website development cost	-	406,963
Depreciation – property and equipment	47,385	51,926
Total Operating Expenses, net	809,516	1,462,301

NET LOSS FROM OPERATIONS	(1,237,680)	(1,737,924)

OTHER INCOME (EXPENSES), NET
Interest income	706	916
Other income	185	-
Other expenses	(1,362)	(1,491)
Gain on disposal of property and equipment	618	-
Total Other Income (Expenses), net	147	(575)

NET LOSS	(1,237,533)	(1,738,499)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	100,504	(24,960)

TOTAL COMPREHENSIVE LOSS	$(1,137,029)	$(1,763,459)

Net loss per share - basic and diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	81,244,000	81,244,000

Revenue

During the six months ended June 30, 2014, we had total revenue of $2,642, a decrease of 86.6% compared to the same period in 2013. All $2,642 was attributable to revenue generated from service flagship stores within the e-commerce service rendered. During the six months ended June 30, 2013, total revenue was $19,723. Of this, $10,027 was attributable to revenue generated from advertising and $9,696 was attributable to consulting service rendered. The decrease of $17,081 was mainly due to decrease in advertising and consulting revenue, offset by increase in e-commerce revenue as a result of the change of our business model to focus on our e-commerce business. Since the Company has shifted its focus to e-commerce, that is its only source of revenue, starting from 2014.

Cost of revenue

Cost of revenue has historically been comprised of printing cost, editorial fee, agent fee, salaries of consulting service providers, amortization of website development costs, salaries of website administrators, commission paid to technical service stations and business tax relating to advertising, consulting service rendered and e-commerce. However, due to the shift of business focus, the only cost of revenue in 2014 is the cost related to e-commerce.

Cost of revenue for the six months ended June 30, 2014 was $430,806, compared to $295,346 for the six months ended June 30, 2013, an increase of $135,460, or approximately 45.86%. The increase was due to the approximate 82.55% increase in the cost of e-commerce revenue, which was $194,819, and the 100% decrease in the cost of advertising and consulting revenue, which were $19,837 and $39,522 respectively. The reason for the decrease in cost of advertising and consulting revenue was due to discontinued operation in the advertising and consulting business.

Gross loss

Gross loss was $428,164 for the six months ended June 30, 2014, an increase of $152,541, or approximately 55.34%, compared to a gross loss of $275,623 of the same period in 2013. The increase was mainly due to the increase in cost in the e-commerce business, offset by decrease in cost of advertising and consulting revenue.

Operating expenses

Operating expenses consist of selling, general and administrative expenses, impairment of website development cost and depreciation.

Operating expenses for the six months ended June 30, 2014 were $809,516, composed of $333,021 in selling expenses, $429,110 in general and administrative expenses, and $47,385 in depreciation. Operating expenses for the six months ended June 30, 2013 were $1,462,301, composed of $278,205 in selling expenses, $725,207 in general and administrative expenses, $406,963 in impairment of website development cost, and $51,926 in depreciation. The decrease in operating expenses from the six months ended June 30, 2013 to the six months ended June 30 2014 was $652,785, or approximately 44.64%, which was mainly due to the decrease in impairment of website development cost and rental expense.

Other income (expenses), net

Other income (expenses), net, consists mainly of interest income, other income, other expenses, and gain on disposal of property and equipment.

Other income, net, for the six months ended June 30, 2014 was $147 compared to other expenses, net of $575 for the six months ended June 30, 2013, an increase of $722, or approximately 125.57%. The decrease in other expenses, net, was mainly due to the fact that there was a gain on disposal of property and equipment of $618 for the six months ended June 30, 2014, whereas there was no gain on disposal of property and equipment for the same period in 2013.

Net Loss

Net loss was $1,237,533 and $1,738,499 for the six months ended June 30, 2014 and 2013 respectively. The decrease was mainly the result of the decrease in impairment of website development and rental expense.

Other comprehensive income (loss)

Other comprehensive income was $100,504 for the six months ended June 30, 2014. Other comprehensive loss was $24,960 for the six months ended June 30, 2013. The change of foreign currency translation loss was primarily caused by the fluctuation in the RMB to U.S. dollar exchange rate in 2014 compared to 2013.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on hand and demand deposits at banks. We had $622,112 and $284,001 of cash and cash equivalents on hand as of June 30, 2014 and December 31, 2013 respectively. There was an increase of $338,111 in our cash and cash equivalents from December 31, 2013 to June 30, 2014.

This increase was largely attributable to the combined effect of net loss of $1,237,533, payments for purchase of property and equipment of $143,395 offset by net advances from its affiliates of $1,765,802 during the six months ended June 30, 2014.

We require cash for working capital, capital expenditures, repayment of debt, salaries, commissions and related benefits and other operating expenses and income taxes. We expect that our working capital needs will increase for the foreseeable future, as we continue to develop and grow our business. See “Business — General” in our 10-K filed with the SEC on March 31, 2014. For cash inflow in the remainder of 2014, we estimate approximately $5.7 million which comes from cash advances from affiliates and cash received from customers. For cash outflow in the remainder of 2014, we estimate approximately $1.4 million for payments of operating expenses and purchases of property, plant and equipment.

The following table summarizes our cash flows for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,
	2014	2013
Net cash used in operating activities	$(1,277,627)	$(1,161,545)
Net cash used in investing activities	$(139,899)	$(143,938)
Net cash provided by financing activities	$1,765,802	$1,424,963

Net Cash Used in Operating Activities. Net cash used in operating activities was $1,277,627 and $1,161,545 for the six months ended June 30, 2014 and 2013 respectively. The most significant items affecting the comparison of our operating cash flow for the six months ended June 30, 2014 and 2013 are summarized below:

●

Increase in cash loss from operations - Our net loss from operations, excluding depreciation, amortization, impairment of website development cost, and gain on disposal of property and equipment, increased by $20,579 on a period-to-period basis, from cash loss of $1,170,187 for the six months ended June 30, 2013 to cash loss of $1,190,766 for the six months ended June 30, 2014. Despite the loss which negatively impacted our cash flows from operations, the increase in cash loss from operations was mainly due to the decrease in depreciation of property and equipment, and the decrease of amortization and impairment of website development cost in the first half year in 2014 from the same period of last year.

●	Increase in prepaid expenses and other current assets - Prepaid expenses and other current assets increased by $78,008 for the six months ended June 30, 2014, and decreased by $68,000 for the same period in 2013. Prepaid expenses and other current assets consisted of prepaid information technology expenses, rental and other deposits and advances to staff. The increase in prepaid expenses and other current assets was mainly due to increase in prepaid information technology expenses.

●	Decrease in other payables and accrued expenses - Other payables and accrued expenses decreased by $8,853 for the first two quarters in 2014, and decreased by $37,430 for the same period in 2013. Other payables and accrued expenses consisted of other tax payables, accrued expenses, deposits received from customers, other payables, accrued wages and accrued welfare. The decrease in other payables and accrued expenses was the net effect of the decrease in other tax payables, increase in accrued expenses, and decrease in deposits received from customers.

Net Cash Used in Investing Activities. Our investing activities for the six months ended June 30, 2014 and 2013 used cash of $139,899 and $143,938 respectively. The net cash used in investing activities are comparable between two periods.

Net Cash Provided by Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2014 and 2013 was $1,765,802 and $1,424,963 respectively. The increase was mainly due to the increase in amounts due to related companies of $565,250.

Capital Resources

We had negative working capital of $5,471,085 as of June 30, 2014 and $4,249,349 as of December 31, 2013 respectively. The reason for the increase in negative working capital from December 31, 2013 to June 30, 2014 was primarily due to the increase in amounts due to related companies.

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

Nonetheless, our liquidity and capital position could be adversely affected by:

●	loss of revenue from advertising and consulting service;
●	continued failure to generate revenue in the e-commerce business;
●	the enactment of new laws and regulations;

●	our inability to grow our business as we anticipate by expanding our revamped e-commerce business;
●	any other changes in the cost structure of our underlying business model; and
●	any of the other risks and uncertainties described in “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2013.

Debt Obligations

The following is a summary of amounts outstanding under our debt obligations as of June 30, 2014 and December 31, 2013.

	As of June 30, 2014	As of December 31, 2013
Due to related companies	$3,937,069	$2,098,552
Due to stockholders	1,658,392	1,836,232
Total debt	$5,595,461	$3,934,784

Due to related companies

As of June 30, 2014 and December 31, 2013, Xinyu Xingbang owed $49,326 and $33,698 respectively to Xinyu Industry for rental expense of office used by Xinyu Xingbang. The amount due is unsecured, interest free and repayable on demand.

As of June 30, 2014 and December 31, 2013, Xinyu Xingbang owed $51,260 and $0 respectively to Xinyu Zhongxing Decoration Technicians Network Company Limited, (“Zhongxing Decoration”), for annual service charge received from technical service stations on behalf of Zhongxing Decoration. The amount due is unsecured, interest free and repayable on demand. Mr. Yao and his spouse own 80% and 20% respectively, of the registered capital of Zhongxing Decoration.

On January 3, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a loan period started on January 5, 2013 and became due on January 4, 2014. The use of this loan is solely for the operations of Guangdong Xingbang. On January 3, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of January 4, 2015. As of June 30, 2014 and December 31, 2013, Guangdong Xingbang owed $161,197 and $165,189 respectively to Xinyu Industry for the relevant loan.

On January 10, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB5,000,000. The loan is interest free and unsecured with a loan period started on January 15, 2013 and became due on January 14, 2014. The use of this loan is only for the operation of Xinyu Xingbang. On January 10, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of January 14, 2015. As of June 30, 2014 and December 31, 2013, Xinyu Xingbang owed $805,984 and $825,942 respectively to Xinyu Industry for the relevant loan.

On May 30, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on June 6, 2013 and is due on June 5, 2014. The use of this loan is only for the operation of Guangdong Xingbang. On July 30, 2014, the loan was renewed with the same terms and a renewed due date of June 5, 2015. As of June 30, 2014 and December 31, 2013, Guangdong Xingbang owed $80,598 and $82,594 respectively to Xinyu Industry for the relevant loan.

On July 25, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on July 31, 2013 and is due on July 30, 2014. On July 30, 2014, the loan was renewed with the same terms and a renewed due date of July 30, 2015. The use of this loan is only for the operation of Guangdong Xingbang. As of June 30, 2014 and December 31, 2013, Guangdong Xingbang owed $80,598 and $82,594 respectively to Xinyu Industry for the relevant loan.

On September 5, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on September 10, 2013 and is due on September 10, 2014. The use of this loan is only for the operation of Guangdong Xingbang. As of June 30, 2014 and December 31, 2013, Guangdong Xingbang owed $80,598 and $82,594 respectively to Xinyu Industry for the relevant loan.

On September 5, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on September 12, 2013 and is due on September 11, 2014. The use of this loan is only for the operation of Xinyu Xingbang. As of June 30, 2014 and December 31, 2013, Xinyu Xingbang owed $80,598 and $82,594 respectively to Xinyu Industry for the relevant loan.

On December 8, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on December 12, 2013 and is due on December 11, 2014. The use of this loan is only for the operation of Guangdong Xingbang. As of June 30, 2014 and December 31, 2013, Guangdong Xingbang owed $80,598 and $82,594 respectively to Xinyu Industry for the relevant loan.

On December 8, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB4,000,000. The loan is interest free and unsecured with a loan period started on December 12, 2013 and is due on December 11, 2014. The use of this loan is only for the operation of Xinyu Xingbang. As of June 30, 2014 and December 31, 2013, Xinyu Xingbang owed $644,787 and $660,753 respectively to Xinyu Industry for the relevant loan.

On January 14, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on January 14, 2014 and is due on January 13, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of June 30, 2014 and December 31, 2013, Guangdong Xingbang owed $80,598 and $0 respectively to Xinyu Industry for the relevant loan.

On February 11, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a term from February 13, 2014 and is due on February 12, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of June 30, 2014 and December 31, 2013, Guangdong Xingbang owed $80,598 and $0 respectively to Xinyu Industry for the relevant loan.

On February 11, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a term from February 12, 2014 and is due on February 11, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of June 30, 2014 and December 31, 2013, Xinyu Xingbang owed $161,197 and $0 respectively to Xinyu Industry for the relevant loan.

On March 8, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB300,000. The loan is interest free and unsecured with a term from March 12, 2014 and is due on March 11, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of June 30, 2014 and December 31, 2013, Guangdong Xingbang owed $48,360 and $0 respectively to Xinyu Industry for the relevant loan.

On March 8, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a term from March 12, 2014 and is due on March 11, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of June 30, 2014 and December 31, 2013, Xinyu Xingbang owed $80,598 and $0 respectively to Xinyu Industry for the relevant loan.

On April 10, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,500,000. The loan is interest free and unsecured with a term from April 14, 2014 and is due on April 13, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of June 30, 2014 and December 31, 2013, Guangdong Xingbang owed $241,796 and $0 respectively to Xinyu Industry for the relevant loan.

On April 10, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB2,000,000. The loan is interest free and unsecured with a term from April 14, 2014 and is due on April 13, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of June 30, 2014 and December 31, 2013, Xinyu Xingbang owed $322,393 and $0 respectively to Xinyu Industry for the relevant loan.

On April 20, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB5,000,000. The loan is interest free and unsecured with a term from April 23, 2014 and is due on April 22, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of June 30, 2014 and December 31, 2013, Guangdong Xingbang owed $805,985 and $0 respectively to Xinyu Industry for the relevant loan.

Due to stockholders

As of June 30, 2014 and December 31, 2013, Guangdong Xingbang owed $46,424 and $184,350 respectively, to Mr. Yao and his spouse for lease of office premises used by Guangdong Xingbang. The amount due is unsecured, interest free and repayable on demand.

As of June 30, 2014 and December 31, 2013, WFOE owed $805,984 and $825,941 respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 11, 2012 and was due on June 10, 2013. On May 31, 2013, the loan was renewed, and the loan period started on June 12, 2013 and is due on June 11, 2014. On August 7, 2014, the loan was renewed with the same terms and a renewed due date of June 11, 2015. The proceeds of the loan were used as the capital investment in Xinyu Xingbang, which is 50% owned by WFOE and 50% owned by Guangdong Xingbang.

As of June 30, 2014 and December 31, 2013, Guangdong Xingbang owed $805,984 and $825,941 respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 19, 2012 and was due on June 18, 2013. On June 10, 2013, the loan was renewed, with a renewed due date of June 18, 2014. On July 30, 2014, the loan was renewed with the same terms and a renewed due date of June 18, 2015. The proceeds of the loan were used as the capital investment in Xinyu Xingbang, which is 50% owned by WFOE and 50% owned by Guangdong Xingbang.

Off-Balance Sheet Arrangements

As of June 30, 2014 and December 31, 2013, we did not have any off-balance sheet obligations involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations. All of our obligations with respect to Guangdong Xingbang have been presented on our consolidated balance sheets as of each such date.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09 "Revenue from Contracts with Customers" (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt ASU 2014-09 during the first quarter of fiscal 2017. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2014-09 will have on the Company's financial position or results of operations.

All other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s management, including our Chief Executive Officer and interim Chief Financial Officer, reassessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2014 and has subsequently determined that our disclosure controls and procedures were not effective as of June 30, 2014 due to certain material weaknesses, including: (i) a lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements; and (ii) a lack of standard charter of accounts and written accounting manual and closing procedures to facilitate preparation of financial statements under U.S. GAAP for financial reporting processes. As a result of such material weaknesses, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the second quarter of 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

There were no issuances of our equity securities during the quarter ended June 30, 2014.

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

China Xingbang Industry Group Inc.

Date: August 14, 2014	By:	/s/ Xiaohong Yao
Xiaohong Yao, Chairman, President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Haigang Song
Haigang Song, Chief Financial Officer (principal financial and accounting officer)

