Form 10-Q
period 2014-09-30
China Xingbang Industry Group Inc.
filed 2014-11-14
CIK 1521222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 81,244,000 shares of common stock, par value $0.001, as of November 14, 2014.

CHINA XINGBANG INDUSTRY GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

CHINA XINGBANG INDUSTRY GROUP INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

CONTENTS

Pages

Condensed Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013	F-2

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013 (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (Unaudited)	F-4

Notes to the Condensed Consolidated Financial Statements (Unaudited)	F-5 – F-13

CHINA XINGBANG INDUSTRY GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$249,440	$284,001
Accounts receivable, net	15,370	-
Prepaid expenses and other current assets	224,952	30,790
Total Current Assets	489,762	314,791

PROPERTY AND EQUIPMENT, NET	594,506	326,740
TOTAL ASSETS	$1,084,268	$641,531

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Deferred revenue	$53,737	$54,486
Other payables and accrued expenses	559,370	574,870
Due to stockholders	1,723,037	1,836,232
Due to related companies	4,770,327	2,098,552
Total Current Liabilities	7,106,471	4,564,140

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock ($0.001 par value, 60,000,000 shares authorized, no shares issued as of September 30, 2014 and December 31, 2013)	-	-
Common stock ($0.001 par value, 300,000,000 shares authorized, 81,244,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013)	81,244	81,244
Additional paid-in capital	959,330	959,330
Unappropriated accumulated deficits	(7,168,263)	(5,026,223)
Appropriated retained earnings	72,493	72,493
Accumulated other comprehensive income (loss)	32,993	(9,453)
Total Stockholders' Deficit	(6,022,203)	(3,922,609)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,084,268	$641,531

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHINA XINGBANG INDUSTRY GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
REVENUE
Advertising	$-	$35	$-	$10,062
Consulting service	-	34	-	9,730
E-commerce	20,744	-	23,386	-
Total revenue	20,744	69	23,386	19,792

COST OF REVENUE
Advertising	-	1,317	-	21,154
Consulting service	-	19,408	-	58,930
E-commerce	300,213	84,238	731,019	320,225
Total cost of revenue	300,213	104,963	731,019	400,309

GROSS LOSS	(279,469)	(104,894)	(707,633)	(380,517)

OPERATING EXPENSES
Selling expenses	368,226	78,867	701,247	357,072
General and administrative expenses	228,910	322,802	658,020	1,048,009
Impairment of website development cost	-	72,955	-	479,918
Depreciation – property and equipment	27,500	22,852	74,885	74,778
Total Operating Expenses, net	624,636	497,476	1,434,152	1,959,777

NET LOSS FROM OPERATIONS	(904,105)	(602,370)	(2,141,785)	(2,340,294)

OTHER (EXPENSES) INCOME, NET
Interest income	350	176	1,056	1,092
Other income	170	50,065	355	50,065
Other expenses	(922)	(5,665)	(2,284)	(7,156)
Gain on disposal of property and equipment	-	4,632	618	4,632
Total Other (Expenses) Income, net	(402)	49,208	(255)	48,633

NET LOSS BEFORE TAX	(904,507)	(553,162)	(2,142,040)	(2,291,661)
Income tax	-	-	-	-
NET LOSS	(904,507)	(553,162)	(2,142,040)	(2,291,661)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss) gain	(58,058)	(5,405)	42,446	(30,365)

TOTAL COMPREHENSIVE LOSS	$(962,565)	$(558,567)	$(2,099,594)	$(2,322,026)

Net loss per share
- basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of shares outstanding during the period
- basic and diluted	81,244,000	81,244,000	81,244,000	81,244,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHINA XINGBANG INDUSTRY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,142,040)	$(2,291,661)
Adjusted to reconcile net loss to net cash used in operating activities:
Depreciation – property and equipment	74,885	74,778
Amortization - website development cost	-	112,900
Impairment of website development cost	-	479,918
Gain on disposal of property and equipment	(618)	(4,632)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(15,298)	-
Prepaid expenses and other current assets	(193,673)	68,060
Decrease in:
Accounts payable	-	(2,205)
Deferred revenue	-	(19,791)
Other payables and accrued expenses	(7,569)	(27,892)
Income tax payable	-	(67,655)
Net cash used in operating activities	(2,284,313)	(1,678,180)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(348,741)	(89,821)
Payments for website development cost	-	(142,303)
Proceeds from disposals of property and equipment	3,497	5,319
Net cash used in investing activities	(345,244)	(226,805)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related companies	2,687,941	1,728,039
Due to stockholders	(87,544)	135,729
Net cash provided by financing activities	2,600,397	1,863,768

EFFECT OF EXCHANGE RATES ON CASH	(5,401)	2,193

NET DECREASE IN CASH AND CASH EQUIVALENTS	(34,561)	(39,024)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	284,001	197,530

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$249,440	$158,506

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$-	$-

Cash paid for income tax	$-	$17,584

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position as of September 30, 2014, the results of operations and comprehensive loss for the three and nine months ended September 30, 2014 and 2013 and statements of cash flows for the nine months ended September 30, 2014 and 2013. The consolidated results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes of the Company for the year ended December 31, 2013.

NOTE 2	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s operations resulted in a net loss of $2,142,040 and net cash used in operations of $2,284,313 for the nine months ended September 30, 2014. As of September 30, 2014, the Company had an unappropriated accumulated deficit of $7,168,263 and a working capital deficiency of $6,616,709.

In the course of its development activities, the Company continues to sustain losses. The Company expects to finance its operations primarily through capital contributions from stockholders and its affiliates. The Company borrowed from Mr. Xiaohong Yao ("Mr. Yao"), the Chief Executive Officer of the Company and his spouse, and companies controlled by them a net amount of $2,600,397 during the first three quarters of 2014, and the related parties agreed to lend more funds to the Company as needed for management to execute its business plan for at least the next twelve months.

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

As required by ASC 810-10, the Company performs a qualitative assessment to determine whether the Company remains the primary beneficiary of Guangdong Xingbang, which also owns 50% of Xinyu Xingbang. A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and the parties involved in the design of the entity. The Company’s assessment on the involvement with Guangdong Xingbang reveals that the Company has the absolute power to direct the most significant activities that impact the economic performance of Guangdong Xingbang. Under the accounting guidance, the Company is deemed to be the primary beneficiary of Guangdong Xingbang and the results of Guangdong Xingbang and Xinyu Xingbang are consolidated in the Company’s group financial statements for financial reporting purposes. As of September 30, 2014 and December 31, 2013, the Company has no equity interest in Guangdong Xingbang; none of the Company’s assets serve as collateral for Guangdong Xingbang; creditors of Guangdong Xingbang have no recourse to the Company; and the Company has not provided any guarantees to Guangdong Xingbang.

The assets and liabilities associated with Guangdong Xingbang and Xinyu Xingbang are combined and presented on a gross basis, prior to consolidation adjustments with other entities in the Group, and are as follows:

	As of September 30, 2014	As of December 31, 2013
	(Unaudited)
Cash and cash equivalents	$187,937	$258,701
Accounts receivable, net	15,370	-
Prepaid expenses and other current assets	217,947	30,790
Due from group companies	1,360,506	1,136,975
Property and equipment, net	594,506	326,740
Total assets	$2,376,266	$1,753,206

Deferred revenue	$53,737	$54,486
Other payables and accrued expenses	547,869	531,204
Due to group companies	405,344	444,026
Due to stockholders	908,439	1,010,291
Due to related companies	4,770,327	2,098,552
Total current liabilities	6,685,716	4,138,559
Deficit of variable interest entities	(4,309,450)	(2,385,353)
Total liabilities and deficit	$2,376,266	$1,753,206

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

The accompanying group financial statements for the nine months ended September 30, 2014 and 2013 include the financial statements of China Xingbang, its wholly owned subsidiaries, Xingbang BVI, Xingbang HK and the WFOE, its contractually controlled affiliate, Guangdong Xingbang, and Xinyu Xingbang which is 50% owned by Guangdong Xingbang and 50% owned by WFOE.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09 "Revenue from Contracts with Customers" (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt ASU 2014-09 during the first quarter of fiscal 2017. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2014-09 will have on the Company's financial position or results of operations.

In August 2014, FASB issued ASU No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent.  Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting.  If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting.  Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.  In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Accounting Standards Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company will evaluate the going concern considerations in this ASU, however, management does not believe that it met conditions which would make the Company's financial statements for this period be subject to additional disclosure requirements.

All other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 7	OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses consisted of the following:

	As of September 30, 2014	As of December 31, 2013
	(unaudited)
Customers deposits and prepayments	$286,204	$258,010
Business and other taxes payable	8,530	48,710
Other payables	17,297	76,664
Accrued expenses	247,339	191,486
	$559,370	$574,870

NOTE 8	SEGMENTS

The Company operated in three reportable segments, advertising, consulting service and e-commerce in 2013. Since the Company has shifted its focus to e-commerce and discontinued its advertising and consulting service business starting from 2014, there is only one segment in operation in 2014. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments in prior periods have been eliminated on consolidation. As a result, the components of operating income for one segment may not be comparable to another segment.

The following is a summary of the Company’s segment information for the three months ended September 30, 2014 and 2013.

For the three months ended September 30, 2014	Advertising	Consulting service	E-commerce	Total
Revenue	$-	$-	$20,744	$20,744
Gross loss	-	-	(279,469)	(279,469)
Net loss	-	-	(904,507)	(904,507)
Total assets as of September 30, 2014	-	-	1,084,268	1,084,268
Capital expenditure	-	-	205,346	205,346
Depreciation	-	-	27,500	27,500

For the three months ended September 30, 2013	Advertising	Consulting service	E-commerce	Total
Revenue	$35	$34	$-	$69
Gross loss	(1,282)	(19,374)	(84,238)	(104,894)
Net loss	(240,270)	(58,927)	(195,477)	(494,674)
Total assets as of September 30, 2013	964,758	107,195	267,988	1,339,941
Capital expenditure	7,279	1,829	79,078	88,186
Depreciation and amortization	14,895	2,348	9,086	26,329

A reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Three months ended September 30,
	2014	2013

Total net loss for reportable segments	$(904,507)	$(494,674)

Unallocated amounts relating to corporate operations	-	(58,488)
Total loss	$(904,507)	$(553,162)

The following is a summary of the Company’s segment information for the nine months ended September 30, 2014 and 2013.

For the nine months ended September 30, 2014	Advertising	Consulting service	E-commerce	Total
Revenue	$-	$-	$23,386	$23,386
Gross loss	-	-	(707,633)	(707,633)
Net loss	-	-	(2,142,040)	(2,142,040)
Total assets as of September 30, 2014	-	-	1,084,268	1,084,268
Capital expenditure	-	-	348,741	348,741
Depreciation	-	-	74,885	74,885

For the nine months ended September 30, 2013	Advertising	Consulting service	E-commerce	Total
Revenue	$10,062	$9,730	$-	$19,792
Gross loss	(11,092)	(49,200)	(320,225)	(380,517)
Net loss	(1,227,953)	(185,319)	(662,199)	(2,075,471)
Total assets as of September 30, 2013	964,758	107,195	267,988	1,339,941
Capital expenditure	64,671	7,186	160,267	232,124
Depreciation and amortization	53,840	5,982	127,856	187,678

A reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Nine months ended September 30,
	2014	2013

Total net loss for reportable segments	$(2,142,040)	$(2,075,471)

Unallocated amounts relating to corporate operations	-	(216,190)
Total loss	$(2,142,040)	$(2,291,661)

NOTE 9	STOCKHOLDERS’ EQUITY

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

As of September 30, 2014 and December 31, 2013, the Company has no contractually controlled affiliate to its reserve funds based on its net income in accordance with the laws and regulations of the PRC.

NOTE 10	COMMITMENTS AND CONTINGENCIES

(a) Defined contribution retirement plans

The full time employees of Guangdong Xingbang and Xinyu Xingbang are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the three months ended September 30, 2014 and 2013 were $89,392 and $12,520 respectively. The total provision and contributions made for such employee benefits for the nine months ended September 30, 2014 and 2013 were $199,191 and $35,023 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(b) Rental leases commitment

Guangdong Xingbang leases office premises from two stockholders (Mr. Yao and his spouse) under an operating lease at a monthly rental of $15,640 until December 31, 2016 pursuant to certain lease agreement.

In September 2013, Guangdong Xingbang leased Zhongshan office premises from Zhongshan Guzhen Asset Management Ltd pursuant to a lease agreement and pays a monthly rental of $1,865. The lease shall expire on August 31, 2018.

Xinyu Xingbang leases office premises from Xinyu Xingbang Industry Co., Ltd (“Xinyu Industry”) under an operating lease at a monthly rental of $2,770, which expires on June 30, 2015. Mr. Yao and his spouse own 90% and 10% respectively, of the registered capital of Xinyu Industry.

In August 2014, Xinyu Xingbang leased Guangzhou office premises from independent third party, Yang Jing Yan pursuant to a lease agreement and pays a monthly rental of $1,059.  The lease shall expire on August 27, 2015.

As of September 30, 2014, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:

Three months ending December 31, 2014	$58,407
Fiscal years ending December 31,
2015	225,207
2016	224,986
2017	37,303
2018	24,869
Total	$570,772

Rental expenses for the three and nine months ended September 30, 2014 and 2013 were $61,622, $193,826, $182,674 and $573,846 respectively.

NOTE 11	RELATED PARTY TRANSACTIONS

Rental expenses paid to stockholders and a related company

Guangdong Xingbang leases office premises from two stockholders (Mr. Yao and his spouse) under an operating lease at a monthly rental of $15,363 which was due to expire on December 31, 2013. Guangdong Xingbang renewed the lease with a three-year term and is obligated to pay monthly rent of approximately RMB96,000 (approximately $15,640) until December 31, 2016. For the three and nine months ended September 30, 2014 and 2013, Guangdong Xingbang paid rent to these two stockholders of $46,722, $45,553, $140,103 and $135,729 respectively.

In June 2012, Xinyu Xingbang entered into a lease agreement with Xinyu Industry for office premises whereby the monthly rental is $2,770. The lease started on July 1, 2012 and will expire on June 30, 2015. For the three and nine months ended September 30, 2014 and 2013, Xinyu Xingbang paid the rent to Xinyu Industry of $8,274, $8,327, $24,810 and $24,811 respectively.

In October 2012, Xinyu Xingbang entered into a lease agreement with Xinyu Industry for showrooms with a monthly rental of $45,351. The lease started on October 1, 2012 and shall expire on September 30, 2016. On December 31, 2013, Xinyu Xingbang and Xinyu Industry agreed to terminate of the lease agreement. For the three and nine months ended September 30, 2014 and 2013, Xinyu Xingbang paid a rent to Xinyu Industry of $0, $138,090, $0 and $411,450 respectively.

Due to stockholders

As of September 30, 2014 and December 31, 2013, Guangdong Xingbang owed $93,841 and $184,350 respectively, to Mr. Yao and his spouse for lease of office premises used by Guangdong Xingbang. The amount due is unsecured, interest free and repayable on demand.

As of September 30, 2014 and December 31, 2013, WFOE owed $814,598 and $825,941 respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 11, 2012 and was due on June 10, 2013. On May 31, 2013, the loan was renewed, and the loan period started on June 12, 2013 and was due on June 11, 2014. On August 7, 2014, the loan was renewed with the same terms and a renewed due date of June 11, 2015. The proceeds of the loan were used as the capital investment in Xinyu Xingbang, which is 50% owned by WFOE and 50% owned by Guangdong Xingbang.

As of September 30, 2014 and December 31, 2013, Guangdong Xingbang owed $814,598 and $825,941 respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 19, 2012 and was due on June 18, 2013. On June 10, 2013, the loan was renewed, with a renewed due date of June 18, 2014. On July 30, 2014, the loan was renewed with the same terms and a renewed due date of June 18, 2015. The proceeds of the loan were used as the capital investment in Xinyu Xingbang, which is 50% owned by WFOE and 50% owned by Guangdong Xingbang.

Due to related companies

As of September 30, 2014 and December 31, 2013, Xinyu Xingbang owed $58,163 and $33,698 respectively to Xinyu Industry for rental expense of office used by Xinyu Xingbang. The amount due is unsecured, interest free and repayable on demand.

As of September 30, 2014 and December 31, 2013, Xinyu Xingbang owed $103,925 and $0 respectively to Xinyu Zhongxing Decoration Technicians Network Company Limited, (“Zhongxing Decoration”), for annual service charge received from technical service stations on behalf of Zhongxing Decoration. The amount due is unsecured, interest free and repayable on demand. Mr. Yao and his spouse own 80% and 20% respectively, of the registered capital of Zhongxing Decoration.

As of September 30, 2014 and December 31, 2013, Zhongxing Decoration owed $3,259 and $0 respectively to Xinyu Xingbang, for service charge received from service flagship stores on behalf of Xinyu Xingbang.  The amount due is unsecured, interest free and repayable on demand.

As of September 30, 2014 and December 31, 2013, Xinyu Xingbang owed $873 and $0 respectively to Zhongxing Decoration, for staff housing fund and social insurance paid on behalf of Xinyu Xingbang.  The amount due is unsecured, interest free and repayable on demand.

On January 3, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a loan period started on January 5, 2013 and became due on January 4, 2014. On January 3, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of January 4, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of September 30, 2014 and December 31, 2013, Guangdong Xingbang owed $162,920 and $165,189 respectively to Xinyu Industry for the relevant loan.

On January 10, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB5,000,000. The loan is interest free and unsecured with a loan period started on January 15, 2013 and became due on January 14, 2014. On January 10, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of January 14, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of September 30, 2014 and December 31, 2013, Xinyu Xingbang owed $814,598 and $825,942 respectively to Xinyu Industry for the relevant loan.

On May 30, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on June 6, 2013 and is due on June 5, 2014. On July 30, 2014, the loan was renewed with the same terms and a renewed due date of June 5, 2015. The use of this loan is only for the operation of Guangdong Xingbang. As of September 30, 2014 and December 31, 2013, Guangdong Xingbang owed $81,460 and $82,594 respectively to Xinyu Industry for the relevant loan.

On July 25, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on July 31, 2013 and was due on July 30, 2014. On July 30, 2014, the loan was renewed with the same terms and a renewed due date of July 30, 2015. The use of this loan is only for the operation of Guangdong Xingbang. As of September 30, 2014 and December 31, 2013, Guangdong Xingbang owed $81,460 and $82,594 respectively to Xinyu Industry for the relevant loan.

On September 5, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on September 10, 2013 and was due on September 10, 2014.  On September 9, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of September 9, 2015.  The use of this loan is only for the operation of Guangdong Xingbang. As of September 30, 2014 and December 31, 2013, Guangdong Xingbang owed $81,460 and $82,594 respectively to Xinyu Industry for the relevant loan.

On September 5, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on September 12, 2013 and was due on September 11, 2014.  On September 11, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of September 11, 2015.  The use of this loan is only for the operation of Xinyu Xingbang. As of September 30, 2014 and December 31, 2013, Xinyu Xingbang owed $81,460 and $82,594 respectively to Xinyu Industry for the relevant loan.

On December 8, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on December 12, 2013 and is due on December 11, 2014. The use of this loan is only for the operation of Guangdong Xingbang. As of September 30, 2014 and December 31, 2013, Guangdong Xingbang owed $81,460 and $82,594 respectively to Xinyu Industry for the relevant loan.

On December 8, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB4,000,000. The loan is interest free and unsecured with a loan period started on December 12, 2013 and is due on December 11, 2014. The use of this loan is only for the operation of Xinyu Xingbang. As of September 30, 2014 and December 31, 2013, Xinyu Xingbang owed $651,677 and $660,753 respectively to Xinyu Industry for the relevant loan.

On January 14, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on January 14, 2014 and is due on January 13, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of September 30, 2014 and December 31, 2013, Guangdong Xingbang owed $81,460 and $0 respectively to Xinyu Industry for the relevant loan.

On February 11, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a term from February 13, 2014 and is due on February 12, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of September 30, 2014 and December 31, 2013, Guangdong Xingbang owed $81,460 and $0 respectively to Xinyu Industry for the relevant loan.

On February 11, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a term from February 12, 2014 and is due on February 11, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of September 30, 2014 and December 31, 2013, Xinyu Xingbang owed $162,920 and $0 respectively to Xinyu Industry for the relevant loan.

On March 8, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB300,000. The loan is interest free and unsecured with a term from March 12, 2014 and is due on March 11, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of September 30, 2014 and December 31, 2013, Guangdong Xingbang owed $48,877 and $0 respectively to Xinyu Industry for the relevant loan.

On March 8, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a term from March 12, 2014 and is due on March 11, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of September 30, 2014 and December 31, 2013, Xinyu Xingbang owed $81,460 and $0 respectively to Xinyu Industry for the relevant loan.

On April 10, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,500,000. The loan is interest free and unsecured with a term from April 14, 2014 and is due on April 13, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of September 30, 2014 and December 31, 2013, Guangdong Xingbang owed $244,378 and $0 respectively to Xinyu Industry for the relevant loan.

On April 10, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB2,000,000. The loan is interest free and unsecured with a term from April 14, 2014 and is due on April 13, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of September 30, 2014 and December 31, 2013, Xinyu Xingbang owed $325,838 and $0 respectively to Xinyu Industry for the relevant loan.

On April 20, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB5,000,000. The loan is interest free and unsecured with a term from April 23, 2014 and is due on April 22, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of September 30, 2014 and December 31, 2013, Guangdong Xingbang owed $814,598 and $0 respectively to Xinyu Industry for the relevant loan.

On August 26, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a term from August 27, 2014 and is due on August 26, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of September 30, 2014 and December 31, 2013, Guangdong Xingbang owed $162,920 and $0 respectively to Xinyu Industry for the relevant loan.

On September 8, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB2,500,000. The loan is interest free and unsecured with a term from September 9, 2014 and is due on September 8, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of September 30, 2014 and December 31, 2013, Xinyu Xingbang owed $407,299 and $0 respectively to Xinyu Industry for the relevant loan.

On September 17, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a term from September 18, 2014 and is due on September 17, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of September 30, 2014 and December 31, 2013, Guangdong Xingbang owed $162,920 and $0 respectively to Xinyu Industry for the relevant loan.

NOTE 12	CONCENTRATIONS AND CREDIT RISKS

As of September 30, 2014 and December 31, 2013, all of the Company’s assets were located in the PRC and Hong Kong and all of the Company’s revenues were derived from customers located in the PRC.

For the three and nine months ended September 30, 2014 and 2013, there were no suppliers accounting for 10% or more of the Company’s purchases.

Details of the customers accounting for 10% or more of the Company’s sales are as follows:

For the three months ended	Customer A	Customer B

September 30, 2014	74%	-

September 30, 2013	-	-

For the nine months ended	Customer A	Customer B

September 30, 2014	65%	-

September 30, 2013	-	82%

As of September 30, 2014 and December 31, 2013, the accounts receivable from these customers were $15,370 and $0 respectively.

Details of the customers accounting for 10% or more of the Company’s accounts receivables are as follows:

As of	Customer A	Customer B

September 30, 2014	100%	-

December 31, 2013	-	-

NOTE 13	SUBSEQUENT EVENT

In accordance with ASC Topic 855-10, the company has analyzed its operations subsequent to September 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Guangdong Xingbang was founded in 2005 as a print-media based advertising operator and consulting services provider.  In 2010, we made a significant shift of our business model and began laying the groundwork to transition to the business of operating a home furnishings e-commerce platform, ju51 Online Mall. Since 2012, we have been phasing out our advertising and consulting segments and as of September 30, 2014, our advertising and consulting operations no longer generate any revenue. We are currently in the process of building out our e-commerce platform and, once the platform is fully operational, we expect to derive all of our revenue from this business.

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

We plan to generating e-commerce platform revenue from the following sources in the future:

E-Commerce

We expect to receive franchise fees from businesses in the home furnishing industry when they open flagship stores in the Ju51 Mall and commissions from manufacturers for their sales through the flagship stores on Ju51 Mall.  We will also generate revenue via Qiuying. Services to be offered on Qiuying include Qiuying search engine, which provides searches for information of potential clients or potential products; Qiuying directory, which helps consumers to navigate the home furnishing stores; and Qiuying software, which automatically transfers consumers’ needs into orders and distribute to store users to save advertising spending. Besides, a mobile application for Qiuying is also developed to offers an additional platform for users to access the data via their mobile phones.  We expect to generate revenues through Qiuying from the following sources: commissions from mobile games developers with the sales of the mobile games via Qiuying platform; commissions from the business transactions occurred through the interface with other major e-commerce platforms; the sales of membership points for the end-users to post their business related information on the Qiuying platform; and income through the advertisements on the mobile application platform.

In addition, we also plan to generate revenue from e-commerce platform services through ju51 Online Mall. We intend to provide an extensive e-commerce platform to provide value added services to manufacturers, distributors, retailers, decoration companies, and decoration technicians in the home furnishing industry while serving consumers through the ju51 Mall. “Ju51” sounds similar to the Chinese words of “juwu you,” which means “worry-free living” in Mandarin. When fully constructed, the ju51 Mall is expected to have ten marketplaces targeting ten sectors in the home furnishing industry, including light and lighting, bath and kitchen supplies, hardware, home textiles, residential furniture, office furniture, tiles, floor, doors and windows, home appliances, interior painting and home décor and security monitoring system. Since its launch in August 2011, we have explored different business strategies to try and maximize revenue generation through the ju51 Mall.

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

We provide a platform for service flagship stores to list their company information and allow customers to reach out to each of them directly. Each business shall pay service charge of RMB2,000 for 2 years of services. As of September 30, 2014, 299 companies have paid the service charge.

As of September 30, 2014, an aggregate of 979 product flagship stores have signed the franchise agreements with us, of which 757 had their physical stores set up and ready to sell their products once the platform is ready, and 11 stores have paid the security deposit. Total number of contracts slightly decreased compared with December 31, 2013 due to some contract cancellations. For agreements signed prior to December 6, 2013, we charge a commission of 11.5% of the total sales for the B2B business and 21.5% of the total sales for B2C business. For agreements signed after December 6, 2013, we charge the commission at a fixed rate of 21.5% of the total sales consummated on the Ju51 Mall.

We have not started any transactions from product flagship stores within the e-commerce platform. No commission has therefore been generated as of September 30, 2014.

We have started generating revenue from service flagship stores on our e-commerce platform. We have generated $5,446 and $8,088 revenue from this business during the three and nine months ended September 30, 2014 respectively. We have made substantial progress in setting up our infrastructure and have established 187  technical service stations as of September 30, 2014.

Advertising services within e-commerce revenue

We may generate advertising revenue on the e-commerce platform. So far, we have not yet started putting advertisements in the Ju51 Mall as there are still no transactions within the platform during this quarter. We will get paid by businesses in the home furnishing industry who put advertisements in the Ju51 Mall.   Moreover, we plan to develop distinct newspapers for each of these sectors, as well as have a distinct “market place” or “channel” for each such sector in the ju51 Mall.

During the quarter ended September 30, 2014, we started to promote a Media Integrated Advertising Communication Package at a flat fee, ranging from RMB50,000 to RMB500,000. The services to be provided include corporate press release writing, integrated, industry or local portal press release, classification website news release, Ju51 website platform front page display, Ju51 website “Recommendation” column display, and IT industry channel first screen banner. The service also included advertising services to businesses in the home furnishing industry through various media including Internet, TV, newspaper, periodicals, outdoor media and etc. We entered into a contract with one client in July, and expect to sign up more customers in the fourth quarter of 2014; though there can be no assurance that we will be successful in doing so.

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

During the nine months ended September 30, 2014, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations — Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013.

The following table presents, for the three months indicated, our consolidated statements of operations information.

	Three months ended September 30,
	2014	2013

REVENUE
Advertising	$-	$35
Consulting service	-	34
E-commerce	20,744	-
Total revenue	20,744	69

COST OF REVENUE
Advertising	-	1,317
Consulting service	-	19,408
E-commerce	300,213	84,238
Total cost of revenue	300,213	104,963

GROSS LOSS	(279,469)	(104,894)

OPERATING EXPENSES
Selling expenses	368,226	78,867
General and administrative expenses	228,910	322,802
Impairment of website development cost	-	72,955
Depreciation – property and equipment	27,500	22,852
Total Operating Expenses, net	624,636	497,476

NET LOSS FROM OPERATIONS	(904,105)	(602,370)

OTHER (EXPENSES) INCOME, NET
Interest income	350	176
Other income	170	50,065
Other expenses	(922)	(5,665)
Gain on disposal of property and equipment	-	4,632
Total Other (Expenses) Income, net	(402)	49,208

NET LOSS BEFORE TAX	(904,507)	(553,162)
Income tax	-	-
NET LOSS	(904,507)	(553,162)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(58,058)	(5,405)

TOTAL COMPREHENSIVE LOSS	$(962,565)	$(558,567)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	81,244,000	81,244,000

Revenue

During the three months ended September 30, 2014, we had total revenue of $20,744, an increase of 29,963.77% compared to the same period in 2013. $5,446 was attributable to revenue generated from service flagship stores within the e-commerce service rendered. $15,298 was attributed to revenue generated from advertising services rendered through Media Integrated Advertising Communication Package within the e-commerce revenue.  During the three months ended September 30, 2013, total revenue was $69. Of this, $35 was attributable to revenue generated from advertising and $34 was attributable to consulting service rendered. The increase of $20,675 was mainly due to decrease in advertising and consulting revenue, offset by increase in e-commerce revenue as a result of the change of our business model to focus on our e-commerce business. The Company has shifted its focus to e-commerce, starting from 2014.

Cost of revenue

Cost of revenue has historically been comprised of printing cost, editorial fee, agent fee, salaries of consulting service providers, amortization of website development costs, salaries of website administrators and commission paid to technical service stations. However, due to the shift of business focus, the only cost of revenue in 2014 is the cost related to e-commerce.

Cost of revenue for the three months ended September 30, 2014 was $300,213, compared to $104,963 for the three months ended September 30, 2013, an increase of $195,250, or approximately 186.02%. The increase was due to the approximate 256.39% increase in the cost of e-commerce revenue, which was $215,975, and the 100% decrease in the cost of advertising and consulting revenue, which were $1,317 and $19,408 respectively. The reason for the decrease in cost of advertising and consulting revenue was due to discontinued operation in the advertising and consulting business.

Gross loss

Gross loss was $279,469 for the three months ended September 30, 2014, an increase of $174,575, or approximately 166.43%, compared to a gross loss of $104,894 during the same period in 2013. The increase was mainly due to the increase in cost in the e-commerce business, offset by decrease in cost of advertising and consulting revenue and increase in e-commerce revenue.

Operating expenses

Operating expenses consist of selling, general and administrative expenses, impairment of website development cost and depreciation.

Operating expenses for the nine months ended September 30, 2014 were $1,434,152, composed of $701,247 in selling expenses, $658,020 in general and administrative expenses, and $74,885 in depreciation. Operating expenses for the nine months ended September 30, 2013 were $1,959,777, composed of $357,072 in selling expenses, $1,048,009 in general and administrative expenses, $479,918 in impairment of website development cost, and $74,778 in depreciation. The decrease in operating expenses from the nine months ended September 30, 2013 to the nine months ended September 30 2014 was $525,625, or approximately 26.82%, which was mainly due to the increase in information technology expense, offset by decrease in business development expense, impairment of website development cost and rental expense.

Other (expenses) income, net

Other (expenses) income, net, consists mainly of interest income, other income, other expenses, and gain on disposal of property and equipment.

Other expenses, net, for the three months ended September 30, 2014 was $402 compared to other income, net of $49,208 for the three months ended September 30, 2013, a decrease of $49,610, or approximately 100.82%. The decrease in other (expenses) income, net, was mainly due to the decrease of other income of $49,895 for the three months ended September 30, 2014 compared to the same period in 2013.

Net Loss

Net loss was $904,507 and $553,162 for the three months ended September 30, 2014 and 2013 respectively. The increase was mainly the result of the decrease in impairment of website development and general and administrative expenses, offset by increase in cost of e-commerce revenue and selling expenses.

Other comprehensive loss

Other comprehensive loss was $58,058 for the three months ended September 30, 2014. Other comprehensive loss was $5,405 for the three months ended September 30, 2013. The change of foreign currency translation loss was primarily caused by the fluctuation in the RMB to U.S. dollar exchange rate in 2014 compared to 2013.

Results of Operations — Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013.

The following table presents, for the nine months indicated, our consolidated statements of operations information.

	Nine months ended September 30,
	2014	2013

REVENUE
Advertising	$-	$10,062
Consulting service	-	9,730
E-commerce	23,386	-
Total revenue	23,386	19,792

COST OF REVENUE
Advertising	-	21,154
Consulting service	-	58,930
E-commerce	731,019	320,225
Total cost of revenue	731,019	400,309

GROSS LOSS	(707,633)	(380,517)

OPERATING EXPENSES
Selling expenses	701,247	357,072
General and administrative expenses	658,020	1,048,009
Impairment of website development cost	-	479,918
Depreciation – property and equipment	74,885	74,778
Total Operating Expenses, net	1,434,152	1,959,777

NET LOSS FROM OPERATIONS	(2,141,785)	(2,340,294)

OTHER (EXPENSES) INCOME, NET
Interest income	1,056	1,092
Other income	355	50,065
Other expenses	(2,284)	(7,156)
Gain on disposal of property and equipment	618	4,632
Total Other (Expenses) Income, net	(255)	48,633

NET LOSS BEFORE TAX	(2,142,040)	(2,291,661)
Income tax	-	-
NET LOSS	(2,142,040)	(2,291,661)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	42,446	(30,365)

TOTAL COMPREHENSIVE LOSS	$(2,099,594)	$(2,322,026)

Net loss per share - basic and diluted	$(0.03)	$(0.03)

Weighted average number of shares outstanding during the period - basic and diluted	81,244,000	81,244,000

Revenue

During the nine months ended September 30, 2014, we had total revenue of $23,386, an increase of 18.16% compared to the same period in 2013. $8,088 was attributable to revenue generated from service flagship stores within the e-commerce service rendered, and $15,298 was attributed to revenue generated from advertising services rendered through Media Integrated Advertising Communication Package within the e-commerce revenue. During the nine months ended September 30, 2013, total revenue was $19,792. Of this, $10,062 was attributable to revenue generated from advertising and $9,730 was attributable to consulting service rendered. The increase of $3,594 was mainly due to increase in e-commerce revenue as a result of the change of our business model to focus on our e-commerce business, offset by decreases in advertising and consulting revenue. The Company has shifted its focus to e-commerce, which is its only source of revenue, starting from 2014.

Cost of revenue

Cost of revenue has historically been comprised of printing cost, editorial fee, agent fee, salaries of consulting service providers, amortization of website development costs, salaries of website administrators and commission paid to technical service stations.  However, due to the shift of business focus, the only cost of revenue in 2014 is the cost related to e-commerce.

Cost of revenue for the nine months ended September 30, 2014 was $731,019, compared to $400,309 for the nine months ended September 30, 2013, an increase of $330,710, or approximately 82.61%. The increase was due to the approximate 128.28% increase in the cost of e-commerce revenue, which was $410,794, and the 100% decrease in the cost of advertising and consulting revenue, which were $21,154 and $58,930 respectively. The reason for the decrease in cost of advertising and consulting revenue was due to discontinued operation in the advertising and consulting business.

Gross loss

Gross loss was $707,633 for the nine months ended September 30, 2014, an increase of $327,116, or approximately 85.97%, compared to a gross loss of $380,517 of the same period in 2013. The increase was mainly due to the increase in cost in the e-commerce business, offset by decrease in cost of advertising and consulting revenue and increase in e-commerce revenue.

Operating expenses

Operating expenses consist of selling, general and administrative expenses, impairment of website development cost and depreciation.

Operating expenses for the nine months ended September 30, 2014 were $1,434,152, composed of $701,247 in selling expenses, $658,020 in general and administrative expenses, and $74,885 in depreciation. Operating expenses for the nine months ended September 30, 2013 were $1,959,777, composed of $357,072 in selling expenses, $1,048,009 in general and administrative expenses, $479,918 in impairment of website development cost, and $74,778 in depreciation. The decrease in operating expenses from the nine months ended September 30, 2013 to the nine months ended September 30 2014 was $525,625, or approximately 26.82%, which was mainly due to the decrease in impairment of website development cost and general and administrative expenses.

Other (expenses) income, net

Other (expenses) income, net, consists mainly of interest income, other income, other expenses, and gain on disposal of property and equipment.

Other expenses, net, for the nine months ended September 30, 2014 was $255 compared to other income, net of $48,633 for the nine months ended September 30, 2013, a decrease of $48,888, or approximately 100.52%. The decrease in other (expenses) income, net, was mainly due to the decrease of other income of $49,710 for the nine months ended September 30, 2014, compared to the same period in 2013.

Net Loss

Net loss was $2,142,040 and $2,291,661 for the nine months ended September 30, 2014 and 2013 respectively. The decrease was mainly the result of the decrease in impairment of website development, general and administrative expenses and other income, offset by increase in cost of e-commerce revenue and selling expenses.

Other comprehensive income (loss)

Other comprehensive income was $42,446 for the nine months ended September 30, 2014. Other comprehensive loss was $30,365 for the nine months ended September 30, 2013. The change of foreign currency translation loss was primarily caused by the fluctuation in the RMB to U.S. dollar exchange rate in 2014 compared to 2013.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on hand and demand deposits at banks. We had $249,440 and $284,001 of cash and cash equivalents on hand as of September 30, 2014 and December 31, 2013 respectively. There was a decrease of $34,561 in our cash and cash equivalents from December 31, 2013 to September 30, 2014.

This decrease was largely attributable to the combined effect of net cash used in operating activities increased by $2,284,313, payments for purchase of property and equipment increased by $348,741, offset by net advances from its affiliates increased by $2,600,397 during the nine months ended September 30, 2014.

We require cash for working capital, capital expenditures, repayment of debt, salaries, commissions and related benefits and other operating expenses and income taxes. We expect that our working capital needs will increase for the foreseeable future, as we continue to develop and grow our business. See “Business — General” in our 10-K filed with the SEC on March 31, 2014. For cash inflow in the remainder of 2014, we estimate approximately $0.87 million which comes from cash advances from affiliates and cash received from customers. For cash outflow in the remainder of 2014, we estimate approximately $0.86 million for payments of operating expenses and purchases of property, plant and equipment.

The following table summarizes our cash flows for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
	2014	2013
Net cash used in operating activities	$(2,284,313)	$(1,678,180)
Net cash used in investing activities	$(345,244)	$(226,805)
Net cash provided by financing activities	$2,600,397	$1,863,768

Net Cash Used in Operating Activities. Net cash used in operating activities was $2,284,313 and $1,678,180 for the nine months ended September 30, 2014 and 2013 respectively. The most significant items affecting the comparison of our operating cash flow for the nine months ended September 30, 2014 and 2013 are summarized below:

●

Increase in cash loss from operations - Our net loss from operations, excluding depreciation, amortization, impairment of website development cost, and gain on disposal of property and equipment, increased by $439,076 on a period-to-period basis, from cash loss of $1,628,697 for the nine months ended September 30, 2013 to cash loss of $2,067,773 for the nine months ended September 30, 2014. Despite the loss which negatively impacted our cash flows from operations, the increase in cash loss from operations was mainly due to decrease in net loss, the increase in depreciation of property and equipment, and the decrease of amortization and impairment of website development cost in the first three quarters in 2014 from the same period of last year.

●	Increase in prepaid expenses and other current assets - Prepaid expenses and other current assets increased by $193,673 for the nine months ended September 30, 2014, and decreased by $68,060 for the same period in 2013. Prepaid expenses and other current assets consisted of prepaid information technology expenses, rental and other deposits and advances to staff. The increase in prepaid expenses and other current assets was mainly due to increase in prepaid information technology expenses.

●	Decrease in other payables and accrued expenses - Other payables and accrued expenses decreased by $7,569 for the first three quarters in 2014, and decreased by $27,892 for the same period in 2013. Other payables and accrued expenses consisted of other tax payables, accrued expenses, deposits received from customers, other payables, accrued wages and accrued welfare. The decrease in other payables and accrued expenses was the net effect of the decrease in other tax payables, increase in accrued expenses, and increase in deposits received from customers.

Net Cash Used in Investing Activities. Our investing activities for the nine months ended September 30, 2014 and 2013 used cash of $345,244 and $226,805 respectively.  The increase in cash used in investing activities was largely caused by the increase of $258,920 in purchase of property and equipment, offset by decrease in payments for website development cost of $142,303, on a period-to-period basis.

Net Cash Provided by Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2014 and 2013 was $2,600,397 and $1,863,768 respectively. The increase was mainly due to the increase in amounts due to related companies of $959,902.

Capital Resources

We had negative working capital of $6,616,709 as of September 30, 2014 and $4,249,349 as of December 31, 2013 respectively. The reason for the increase in negative working capital from December 31, 2013 to September 30, 2014 was primarily due to the increase in amounts due to related companies.

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

Nonetheless, our liquidity and capital position could be adversely affected by:

●	failure to generate sufficient revenue in the e-commerce business;
●	the enactment of new laws and regulations;
●	our inability to grow our business as we anticipate by expanding our e-commerce business;
●	any other changes in the cost structure of our underlying business model; and
●	any of the other risks and uncertainties described in “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2013.

Debt Obligations

The following is a summary of amounts outstanding under our debt obligations as of September 30, 2014 and December 31, 2013.

	As of September 30, 2014	As of December 31, 2013
Due to related companies	$4,770,327	$2,098,552
Due to stockholders	1,723,037	1,836,232
Total debt	$6,493,364	$3,934,784

Due to related companies

As of September 30, 2014 and December 31, 2013, Xinyu Xingbang owed $58,163 and $33,698 respectively to Xinyu Industry for rental expense of office used by Xinyu Xingbang. The amount due is unsecured, interest free and repayable on demand.

As of September 30, 2014 and December 31, 2013, Xinyu Xingbang owed $103,925 and $0 respectively to Xinyu Zhongxing Decoration Technicians Network Company Limited, (“Zhongxing Decoration”), for annual service charge received from technical service stations on behalf of Zhongxing Decoration. The amount due is unsecured, interest free and repayable on demand. Mr. Yao and his spouse own 80% and 20% respectively, of the registered capital of Zhongxing Decoration.

As of September 30, 2014 and December 31, 2013, Zhongxing Decoration owed $3,259 and $0 respectively to Xinyu Xingbang, for service charge received from service flagship stores on behalf of Xinyu Xingbang. The amount due is unsecured, interest free and repayable on demand.

As of September 30, 2014 and December 31, 2013, Xinyu Xingbang owed $873 and $0 respectively to Zhongxing Decoration, for staff housing fund and social insurance paid on behalf of Xinyu Xingbang. The amount due is unsecured, interest free and repayable on demand.

On January 3, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a loan period started on January 5, 2013 and became due on January 4, 2014. On January 3, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of January 4, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of September 30, 2014 and December 31, 2013, Guangdong Xingbang owed $162,920 and $165,189 respectively to Xinyu Industry for the relevant loan.

On January 10, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB5,000,000. The loan is interest free and unsecured with a loan period started on January 15, 2013 and became due on January 14, 2014. On January 10, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of January 14, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of September 30, 2014 and December 31, 2013, Xinyu Xingbang owed $814,598 and $825,942 respectively to Xinyu Industry for the relevant loan.

On May 30, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on June 6, 2013 and is due on June 5, 2014. On July 30, 2014, the loan was renewed with the same terms and a renewed due date of June 5, 2015. The use of this loan is only for the operation of Guangdong Xingbang. As of September 30, 2014 and December 31, 2013, Guangdong Xingbang owed $81,460 and $82,594 respectively to Xinyu Industry for the relevant loan.

On July 25, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on July 31, 2013 and was due on July 30, 2014. On July 30, 2014, the loan was renewed with the same terms and a renewed due date of July 30, 2015. The use of this loan is only for the operation of Guangdong Xingbang. As of September 30, 2014 and December 31, 2013, Guangdong Xingbang owed $81,460 and $82,594 respectively to Xinyu Industry for the relevant loan.

On September 5, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on September 10, 2013 and was due on September 10, 2014.  On September 9, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of September 9, 2015.  The use of this loan is only for the operation of Guangdong Xingbang. As of September 30, 2014 and December 31, 2013, Guangdong Xingbang owed $81,460 and $82,594 respectively to Xinyu Industry for the relevant loan.

On September 5, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on September 12, 2013 and was due on September 11, 2014.  On September 11, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of September 11, 2015.  The use of this loan is only for the operation of Xinyu Xingbang. As of September 30, 2014 and December 31, 2013, Xinyu Xingbang owed $81,460 and $82,594 respectively to Xinyu Industry for the relevant loan.

On December 8, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on December 12, 2013 and is due on December 11, 2014. The use of this loan is only for the operation of Guangdong Xingbang. As of September 30, 2014 and December 31, 2013, Guangdong Xingbang owed $81,460 and $82,594 respectively to Xinyu Industry for the relevant loan.

On December 8, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB4,000,000. The loan is interest free and unsecured with a loan period started on December 12, 2013 and is due on December 11, 2014. The use of this loan is only for the operation of Xinyu Xingbang. As of September 30, 2014 and December 31, 2013, Xinyu Xingbang owed $651,677 and $660,753 respectively to Xinyu Industry for the relevant loan.

On January 14, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on January 14, 2014 and is due on January 13, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of September 30, 2014 and December 31, 2013, Guangdong Xingbang owed $81,460 and $0 respectively to Xinyu Industry for the relevant loan.

On February 11, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a term from February 13, 2014 and is due on February 12, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of September 30, 2014 and December 31, 2013, Guangdong Xingbang owed $81,460 and $0 respectively to Xinyu Industry for the relevant loan.

On February 11, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a term from February 12, 2014 and is due on February 11, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of September 30, 2014 and December 31, 2013, Xinyu Xingbang owed $162,920 and $0 respectively to Xinyu Industry for the relevant loan.

On March 8, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB300,000. The loan is interest free and unsecured with a term from March 12, 2014 and is due on March 11, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of September 30, 2014 and December 31, 2013, Guangdong Xingbang owed $48,877 and $0 respectively to Xinyu Industry for the relevant loan.

On March 8, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a term from March 12, 2014 and is due on March 11, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of September 30, 2014 and December 31, 2013, Xinyu Xingbang owed $81,460 and $0 respectively to Xinyu Industry for the relevant loan.

On April 10, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,500,000. The loan is interest free and unsecured with a term from April 14, 2014 and is due on April 13, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of September 30, 2014 and December 31, 2013, Guangdong Xingbang owed $244,378 and $0 respectively to Xinyu Industry for the relevant loan.

On April 10, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB2,000,000. The loan is interest free and unsecured with a term from April 14, 2014 and is due on April 13, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of September 30, 2014 and December 31, 2013, Xinyu Xingbang owed $325,838 and $0 respectively to Xinyu Industry for the relevant loan.

On April 20, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB5,000,000. The loan is interest free and unsecured with a term from April 23, 2014 and is due on April 22, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of September 30, 2014 and December 31, 2013, Guangdong Xingbang owed $814,598 and $0 respectively to Xinyu Industry for the relevant loan.

On August 26, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a term from August 27, 2014 and is due on August 26, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of September 30, 2014 and December 31, 2013, Guangdong Xingbang owed $162,920 and $0 respectively to Xinyu Industry for the relevant loan.

On September 8, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB2,500,000. The loan is interest free and unsecured with a term from September 9, 2014 and is due on September 8, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of September 30, 2014 and December 31, 2013, Xinyu Xingbang owed $407,299 and $0 respectively to Xinyu Industry for the relevant loan.

On September 17, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a term from September 18, 2014 and is due on September 17, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of September 30, 2014 and December 31, 2013, Guangdong Xingbang owed $162,920 and $0 respectively to Xinyu Industry for the relevant loan.

Due to stockholders

As of September 30, 2014 and December 31, 2013, Guangdong Xingbang owed $93,841 and $184,350 respectively, to Mr. Yao and his spouse for lease of office premises used by Guangdong Xingbang. The amount due is unsecured, interest free and repayable on demand.

As of September 30, 2014 and December 31, 2013, WFOE owed $814,598 and $825,941 respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 11, 2012 and was due on June 10, 2013. On May 31, 2013, the loan was renewed, and the loan period started on June 12, 2013 and was due on June 11, 2014. On August 7, 2014, the loan was renewed with the same terms and a renewed due date of June 11, 2015. The proceeds of the loan were used as the capital investment in Xinyu Xingbang, which is 50% owned by WFOE and 50% owned by Guangdong Xingbang.

As of September 30, 2014 and December 31, 2013, Guangdong Xingbang owed $814,598 and $825,941 respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 19, 2012 and was due on June 18, 2013. On June 10, 2013, the loan was renewed, with a renewed due date of June 18, 2014. On July 30, 2014, the loan was renewed with the same terms and a renewed due date of June 18, 2015. The proceeds of the loan were used as the capital investment in Xinyu Xingbang, which is 50% owned by WFOE and 50% owned by Guangdong Xingbang.

Off-Balance Sheet Arrangements

As of September 30, 2014 and December 31, 2013, we did not have any off-balance sheet obligations involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations. All of our obligations with respect to Guangdong Xingbang have been presented on our consolidated balance sheets as of each such date.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09 "Revenue from Contracts with Customers" (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt ASU 2014-09 during the first quarter of fiscal 2017. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2014-09 will have on the Company's financial position or results of operations.

In August 2014, FASB issued ASU No. 2014-15 Preparation of Financial Statements — Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Accounting Standards Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current time, management does not believe that it has met conditions which would make the Company's financial statements for this period be subject to additional disclosure requirements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s management, including our Chief Executive Officer and interim Chief Financial Officer, reassessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2014 and has subsequently determined that our disclosure controls and procedures were not effective as of September 30, 2014 due to certain material weaknesses, including: (i) a lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements; and (ii) a lack of standard charter of accounts and written accounting manual and closing procedures to facilitate preparation of financial statements under U.S. GAAP for financial reporting processes. As a result of such material weaknesses, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the third quarter of 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

There were no issuances of our equity securities during the quarter ended September 30, 2014.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Xingbang Industry Group Inc.

Date: November 14, 2014	By:	/s/ Xiaohong Yao
Xiaohong Yao, Chairman, President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Haigang Song
Haigang Song, Chief Financial Officer (principal financial and accounting officer)

