Form 10-K
period 2014-12-31
China Xingbang Industry Group Inc.
filed 2015-03-27
CIK 1521222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, there was no active public trading market for our shares of common stock on OTC QB.  Since our revenue is less than $50 million during the fiscal year ended 2014, we are a smaller reporting company.

There were a total of 81,244,000 shares of the registrant’s common stock outstanding as of March 27, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2014

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

Based in the city of Xinyu Jiangxi Province, China (the “PRC”), Xinyu Xingbang is a company principally engaged in the operation of a business to business to customer (“B2B2C”) e-commerce platform in the PRC for manufacturers, distributors and other businesses in the lighting, ceramics and other home furnishings industry in the PRC.

We generated revenue of $37,518 and $19,853 for our fiscal year ended 2014 and 2013 respectively representing an increase of 89%. During 2014, we had one revenue stream, which is an e-commerce related service. Our revenue from providing e-commerce related services was $37,518 and $0 in 2014 and 2013, representing an increase of 100% as we started generating revenue from our e-commerce business. Advertising and consulting revenue were discontinued in 2013 as a result of the change of our business model to focus on revamping our e-commerce business.

Recent Developments

Xinyu Xingbang had an agency agreement with Xinyu Zhongxing Decoration Technicians Network Company Limited, (“Zhongxing Decoration”), an entity owned by Mr. Yao and his spouse, pursuant to which Zhongxing Decoration agreed to identify appropriate candidates to serve as technical service stations for Xinyu Xingbang. Xinyu Xiangbang was obligated to pay Zhongxing Decoration an annual commission to Zhongxing Decoration. Starting from January 2015, in order to have a closer cooperation with technical service stations, Xinyu Xingbang, Zhongxing Decoration and technical service stations entered into a third party agreement pursuant to which Zhongxing Decoration no longer acted as the middle person, allowing Xinyu Xingbang to directly sign cooperation agreements with technical service stations.

Business Strategy

We made a significant shift of our business model in 2010, from being a print media based advertising operator and consulting services provider to an operator of a B2B2C e-commerce platform in the home furnishing industry.  We intend to:

●	Operate a B2B2C e-commerce platform, called ju51 Online Shopping Mall (“ju51 Online Mall” or “ju51 Mall”), to be the significant revenue contributor of our whole business;

●

Provide searching, directory and other services through "Qiuying”, an online application and information portal, to help home furnishing companies in setting up a franchise service platform on Ju51 Mall; and

●	Phase in other home furnishing sectors, including bathroom supplies, hardware, home textiles, closets, tiles and floor, doors and windows, furniture, home appliances, interior painting and home décor by having dedicated newspaper and dedicated market places in the ju51 Online Mall. In addition, we plan to develop distinct newspaper for each of these sectors, as well as have a distinct “market place” or “channel” for each such sector in the ju51 Mall.

We expect to receive franchise fees from businesses in the home furnishing industry when they open product flagship stores in the Ju51 Mall and commissions from manufacturers for their sales through the flagship stores on Ju51 Mall.  We also expect to receive service charges from service flagship stores when they list their company information on the Ju51 Mall and allow customers to reach out to each of them directly. We also plan to generate revenue from Media Integrated Advertising Communication Package, which include corporate press release writing, integrated, industry or local portal press release, classification website news release, Ju51 website “Recommendation” column display and IT industry channel first screen banner. The package also includes advertising services to businesses in the home furnishing industry through various media including Internet, TV, newspaper, periodicals, outdoor media and etc.

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

Xinyu Xingbang was incorporated in the PRC in June 2012 for the purpose of continuing the business of Guangdong Xingbang as Guangdong Xingbang winds down its operations. Pursuant to the Articles of Associations of Xinyu Xingbang, Guangdong Xingbang and the WFOE each invested $787,030 (RMB 5,000,000) in Xinyu Xingbang and each owns 50% of the equity interest of Xinyu Xingbang. Under the Xinyu Xingbang Articles of Association, the WFOE is entitled to appoint the sole director and all members of the management team of Xinyu Xingbang and the WFOE is entitled to receive 99.99% of Xinyu Xingbang’s net profit. Based on the relevant PRC regulations, an Internet Content Provider license, or ICP license, issued by the Chinese Ministry of Industry and Information Technology, is required for Xinyu Xingbang to conduct business as currently contemplated.  In order to be granted the ICP license, foreign investor’s ownership of Xinyu Xingbang cannot exceed 50%. Xinyu Xingbang obtained its ICP license in February 2013. Guangdong Xingbang granted an exclusive license to Xinyu Xingbang to permit Xinyu Xingbang to use the trademark, domain names, intellectual property rights and any know-how Guangdong Xingbang owns. Guangdong Xingbang also assigned the management right and right to receive revenue from the ju51 Mall to Xinyu Xingbang. Guangdong Xingbang, which does not have any revenue - generating operations, will continue its corporate existence to hold the equity interest in Xinyu Xingbang.

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

We have two different types of flagship stores in the Ju51 Mall, i.e. product flagship stores and service flagship stores.

The manufacturers open product flagship stores where they showcase and sell their products, list prices for products and process orders placed online by consumers. We also have technical service stations on our ju51Mall, which are primarily operated by brick-and-mortar retailers and decoration companies which have physical stores. A technical service station acts as a shopping guide and provides product support and services. When a consumer places orders online directly with flagship stores, the technical service station located closest to the consumer will receive the order simultaneously and provide product support and services, such as returns, exchanges, refunds and installation, through its own brick-and-mortar store. The reason for having technical service stations as shopping guides is to address the Chinese consumers’ concern about return or exchange of products ordered online. Generally we only develop one technical service station within a county or a district of a city to protect their economic interest. We currently have the technical service stations act as distributors and promote our services in local markets. Customers may avoid paying the shipping fees by picking up the product at a local technical service station. In addition to technical service stations, we also intend to have decoration technicians to act as shopping guides to help increase sales volume in the ju51 Mall.  Guangdong Xingbang gathered information from technical service stations and founded a web portal named China Decoration Technician Network at http://www.zgzxjg.com, which is intended to review and certify decoration technicians. Customers placing orders through the decoration technicians will enjoy special discounts compared to the retail price listed on the ju51 Mall. We also expect to develop different categories of Ju51 Mall memberships where the members will enjoy special discounts in order to promote sales in the ju51 Mall. A technical service station can earn commission as a percentage of the retail price, and the technical service station is related to the e-commerce platform. A decoration technician will also earn commissions, paid by flagship stores, based on a percentage of the amount he or she sells as a shopping guide. Our business model is designed to make sure consumers will receive quality products and services and have a quality shopping experience at the ju51 Mall. We expect the current business model will keep retail prices at the ju51 Mall at a competitive level.

We have not completed any transactions from product flagship stores within the e-commerce platform. No commission has therefore been generated for the year ended December 31, 2014.

We had an agency agreement with Zhongxing Decoration.  Pursuant to the Agency Agreement, Zhongxing Decoration agreed to identify appropriate candidate to serve as technical service station. We were obligated to pay Zhongxing Decoration a commission of 5% of the sales closed by flagship stores on Ju51 Mall, 100% of the technical service station annual fee, and a commission of 10% of the franchise annual fee. Starting from January 2015, in order to have a more direct cooperation with technical service stations, Xinyu Xingbang, Zhongxing Decoration and technical service stations entered into certain three party agreements pursuant to which Zhongxing Decoration shall no longer act as the middle person, allowing Xinyu Xingbang to directly enter into cooperation agreement with technical service stations.

Ju51 Mall also provides a platform for service flagship stores to list their company information and allow customers to reach out to each of them directly. Each business shall pay a service charge of RMB2,000 for 1-2 years of services. As of December 31, 2014, 612 companies have paid the service charges. Businesses are required to have their own stores prior to be franchised as service flagship stores in the platform. As of December 31, 2014, an aggregate of 661 businesses have signed the franchise agreements as service flagship stores, of which 632 had their online stores set up and are selling their products, and 612 stores have paid the service charges.

We have generated $22,208 revenue from e-commmerce platform during the year ended December 31, 2014. We have made substantial progress in setting up our infrastructure and have established 184 technical service stations as of December 31, 2014.

Advertising services through e-commerce platform

We may generate advertising revenue on the e-commerce platform. We anticipate to get paid by businesses in the home furnishing industry that put advertisements in the Ju51 Mall.   Moreover, we plan to develop distinct newspapers for each of these sectors, as well as have a distinct “market place” or “channel” for each such sector in the ju51 Mall.

During the year ended December 31, 2014, we started to promote a Media Integrated Advertising Communication Package at a flat fee, ranging from RMB50,000 to RMB500,000 depending on the broadcasting frequency. The services to be provided include corporate press release writing, integrated, industry or local portal press release, classification website news release, Ju51 website platform front page display, Ju51 website “Recommendation” column display, and IT industry channel first screen banner. The service also includes advertising services to businesses in the home furnishing industry through various media including Internet, TV, newspaper, periodicals, outdoor media and etc. We entered into a contract with one client in July 2014, and expect to sign up more customers during 2015; though there can be no assurance that we will be successful in doing so.

We had an agency agreement with Zhongxing Decoration.  Pursuant to the Agency Agreement, Zhongxing Decoration agreed to identify appropriate candidate to serve as technical service station. We were obligated to pay Zhongxing Decoration a commission of 5% of the sales closed by flagship stores on Ju51 Mall, 100% of the technical service station annual fee, and a commission of 10% of the franchise annual fee. Starting from January 2015, in order to have a more direct cooperation with technical service stations, Xinyu Xingbang, Zhongxing Decoration and technical service stations entered into certain three party agreements pursuant to which Zhongxing Decoration shall no longer act as the middle person, allowing Xinyu Xingbang to directly enter into cooperation agreement with technical service stations.

Competition

General competitive advantages

As a previous leading print media operator in the lighting and ceramics sectors, we believe there are several key factors that will continue to differentiate us from our competitors in terms of e-commerce platform and targeting the home furnishing industry:

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

Ju51 Mall competitive advantages

As for our e-commerce related services, our competitors may include: (1) other B2C e-commerce companies, such as Qijia Net, Liba Net, 360 buy and Taobao Mall, which have been selling products in the home furnishing industry, and Kuba Net, Vancl, which have announced an intention to sell products in the home furnishing industry; (2) other e-commerce related service providers, namely e-commerce platform operators, such as Taobao Mall and QQ Mall; (3) brick and mortar retailers and distributors, many of which possess significant brand recognition, sales volume and customer bases, and some of which currently sell, or in the future may sell, products or services through the internet; and (4) a number of indirect competitors, including well established portals and internet search engines that are involved in e-commerce, either directly or in collaboration with other retailers. Although we face intense competition, we believe our ju51 Mall has the following competitive advantages:

●	Good relationship with brand manufacturers who will set up product flagship stores in the ju51 Mall to showcase their products;

●	Quality products for sale in the ju51 Mall as a result of our strict evaluation of manufacturers seeking to open product flagship stores;

●	Reliable delivery and installation services provided by technical service stations;

●	Reliable and timely after-sale services, as only brick and mortar retailers or decoration companies are franchised to be technical service stations in the ju51 Mall; and

●	Consumer confidence due to our consumer protection fund keeping in custodian with China Consumer Protection Foundation, dedicated to compensate consumers in case of dissatisfaction with products and services purchased from the ju51 Mall.

Sales and Marketing

Since February 2012, we started to search for technical service stations with interior designers and decoration technicians and set up a website, “China Decoration Technicians Network” at http://www.zgzxjg.com, as part of our sales effort. The “China Decoration Technicians Network” is developed by Guangdong Xingbang to disclose information from technical service stations. The technical service stations function as our local representative offices. The interior designers and decoration technicians help us reach out to consumers and act as shopping guides using the technical service stations as their base. Consumers who place orders through the introduction of decoration technicians will enjoy special “membership price”, which is less than the direct sale price listed on the ju51 Mall. Interior designers and decoration technicians earn commissions from the flagship stores.

IT Support

We have an in-house information technology research, development and operation center to support the ju51 Mall and our other web portals. We currently have 89 employees as technology support staff including system designers, webpage designers and IT engineers working on the construction and maintenance of the ju51 Online Mall. We intend to increase our investment in our web design and e-commerce construction capability to support the operation of the ju51 Online Mall.

We believe we have access to reliable and secure network infrastructure which provides sufficient support to our operations. Our web portals are connected to the Internet by reputable Internet connection operators such as China United Network Communication Group Company Limited (or China Unicom) and China Telecom Corporation (or China Telecom). Our 100 servers are located at four places, namely 21Vianet Asia Pacific Computer House, China Net Center Jiaochang Xi Computer House, China Net Center Sun City Computer House and our headquarters. These telecommunication operators provide us with support services twenty-four hours per day, seven days per week. They also provide connectivity for our servers through multiple high-speed connections.

Research and Development

Our own IT department has developed certain software and applications and obtained 30 computer software copyright registrations with the Chinese Copyright Bureau since 2008. Our IT staff, with the possible collaboration of outside IT consultants, will continue to design and develop applications geared toward e-commerce and peripheral products.

Intellectual Property

We have registered three trademarks in seven classes with the China Trademark Office with a valid term effective through 2019 or 2020, including the symbolic variation of the Chinese character “Xingbang”, Chinese character of “Light City” and www.lightcity.cn, and Chinese character of “Ju Wu You” and www.ju51.com. In 2008 and 2009, we obtained software copyright registration with the Copyright Bureau for 30 software applications we developed. We also have registered 174 domain names with the China Domain Name Administrative Center, which are renewable annually upon payment of certain fees.

Employees

As of December 31, 2014, we had 113 full-time employees compared to 51 full-time employees as of December 2013. The increase is part of our overall strategy to further develop on our e-commerce business. We believe we have a good relationship with our current employees.

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

Regulations Regarding Foreign Investment in the Chinese Media and Value Added Telecommunication Sector

On July 6, 2005, the Chinese government promulgated Certain Opinions on the Introduction of Foreign Investment in Cultural Fields, which provide an overall framework with respect to foreign investments in Chinese media and other cultural sectors. This document specifies the areas in which foreign investments are permitted or prohibited in accordance with China’s commitments regarding its entry into the World Trade Organization, or WTO. Under the document, foreign investment in the media sector is permitted in the areas of printing of packaging and decorating materials, redistributing books, newspaper, periodicals, producing of recordable disks, duplication of read only disks, engaging in works of art and the construction and operation of performance sites, cinema, event brokerage agencies and movie technology. In addition, because the current PRC regulations only permit operation of media companies by state-owned enterprises or very few selected privately-owned businesses, we are unable to obtain our own Standard Serial Number. Ever since the inception of our newspaper, we have been distributing our newspaper as supplements to the Shopping Guide pursuant to authorization given by Shopping Guide.

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

ITEM 1A. RISK FACTORS

Our business, operations and financial condition are subject to various risks.  Some of these risks are described below and you should take these risks into account in making a decision to invest in our common stock.  If any of the following risks actually occur, we may not be able to conduct our business as currently planned and our financial condition and operating results could be seriously harmed.  In that case, the market price of our common stock could decline and our stockholders could lose all or part of their investment in our common stock.

Risks Related to Our Business

The substantial and continuing net losses, and significant on-going working capital deficit incurred in the past few years, may require us to change our business plan or even may cause us not to be able to continue our operations if sufficient funding and/or additional cash from revenues is not realized. This raises doubt as to our ability to continue as a going concern.

Our operations resulted in a net loss of $3,474,219 and used cash in operations of $2,485,774 for the year ended December 31, 2014. As of December 31, 2014, we had an unappropriated accumulated deficit of $8,500,442 and a working capital deficiency of $7,982,920. Our independent registered auditors indicated in their audit report for fiscal year ended December 31, 2014 that these factors raised substantial doubt about our ability to continue as a going concern.

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

Execution of our current business strategy depends on related entities controlled by Mr. Yao, our CEO and principal stockholders. Mr. Yao’s potential conflicts of interest with us may adversely affect our business.

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

Although our cash generated from operations are decreased significantly, it is a result from a switch of business focus. However, we believe that we will be sufficient to fund our present operations by advances from stockholders and related companies. It is likely that in the future we will require substantial funds in order to fund operating expenses associated with the expansion of the ju51 Online Mall into other home furnishing sectors, to fund acquisition of other businesses, and to cover public company costs.  Without enough funds, we may not be able to meet these goals. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

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

In addition, the following factors are important to maintain our established market position as we continue the development of ju51 Online Mall:

●	Our ability to increase brand awareness among existing and potential customers through various means of marketing and promotional activities;

●	Our ability to effectively control the product quality of flagship stores and to monitor service performance of flagship stores and technical service stations as we continue to develop our marketplace program; and

●	Any negative media publicity about e-commerce, its security or product quality associated with e-commerce operators in China.

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

We face a variety of competitive challenges including: keeping products offered in the ju51 Online Mall competitive in price, quality products and after sale service to consumers; maintaining favorable brand recognition; providing quality services to the business that pay service charges to us; and conducting strong and effective marketing campaigns. If we cannot properly address these challenges, our business and prospects will be materially and adversely affected.

Some of our competitors have significantly greater financial, marketing and other resources than us. In addition, other online retailers may be acquired by, receive investment from or enter into strategic relationships with, well-established and well-financed companies or investors which would ask them to terminate their relationship with us. Increased competition may reduce our operating margins, market share and brand recognition, or force us to incur losses. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures may have a material adverse effect on our business, prospects, financial condition and results of operations.

The proper functioning of our website will be essential to our business and any failure to maintain the satisfactory performance and integrity of our website will materially and adversely affect our business, reputation, financial condition and results of operations.

The satisfactory performance, reliability and availability of our website, our transaction-processing systems and our network infrastructure will be critical to our success and our ability to attract and retain customers and maintain adequate customer service levels. Our revenues will depend on retaining a number of flagship stores and technical service stations. Any system interruptions caused by telecommunications failures, computer viruses, hacking or other attempts to harm our systems that result in the unavailability or slowdown of our website or reduced order fulfillment or other performance slowdown will reduce the volume of ju51 online mall products sold and the attractiveness of the ju51 Online Mall. Our servers will also be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders. We may also experience interruptions caused by reasons beyond our control.

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

A significant challenge to online commerce and communications is the secure transmission and retention of confidential information over public networks. Management anticipates all product orders will be made through our website. All the online payments for our ju51 Online Mall products will be settled through third-party online payment services. In such transactions, maintaining complete security for the transmission of confidential information on our website, such as customers’ credit card numbers and expiration dates, personal information and billing addresses, is essential to maintain consumer confidence. We will have limited influence over the security measures of third-party online payment service providers. In addition, we will hold certain private information about our ju51 Online Mall customers, such as their names, addresses, phone numbers and browsing and purchasing records. We may not be able to prevent third parties, such as hackers or criminal organizations, from stealing information provided by our customers to us through our website. In addition, our flagship stores and technical service stations may violate their confidentiality obligations and disclose information about our customers. Any compromise of our security or third-party service providers’ security could have a material adverse effect on our reputation, business, prospects, financial condition and results of operations. Although we have had no such issues to date, we cannot assure you that events concerning leak of confidential information out of our control will not occur in the future, which could cause serious harm to our brand and reputation.

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

Our ju51 Online Mall is a B2B2C e-commerce platform for manufacturers, dealers, retailers and consumers.   We will depend on a number of independent third parties to generate revenues for the ju51 Mall.   We will depend on manufacturers who will open flagship stores to showcase and sell their products, list prices for products, and process orders placed online by consumers.  We will depend on technical service stations, previously named “direct sale stores,” who are retailers or decoration companies to provide product support and services to consumers. Our revenue will rely on the commission payable by manufacturers for the flagship stores and franchise fees payable by retailers or decoration companies for the technical service stations.  The manufacturers will pay commission, based on a percentage of sales generated through our site and the retailers will pay a fixed amount of franchise fees. We will rely on third parties to provide a secured payment system. In addition, although we operate and maintain the website ourselves, we will depend on telecommunication service providers to provide Internet connection and other parties to host our servers.  Failure of any of these independent third parties to provide quality products and services to customers or to maintain our website may negatively impact the shopping experience in our ju51 Online Mall and damage our market reputation and adversely affect our business and results of operations.

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

Our future performance depends on our ability to attract and retain highly skilled designers, technical, marketing and sales personnel.  Qualified individuals are in high demand in China, and there are insufficient experienced personnel to fill the demand. The e-commerce industry is characterized by high demand and intense competition for talent.  Considering our limited operating history, our ability to train and integrate new employees into our operations may not meet the growing demands of our business. Therefore, we may not be able to attract or retain the personnel we need to succeed.

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

Our independent registered public accounting firm has not conducted an audit of our internal control over financial reporting. Since September 2012, we have engaged a consulting firm to assist us with preparation of financial statements and financial reporting. Although the consulting firm is comprised of U.S. Certified Public Accountants who are familiar with the U.S. GAAP and financial reporting requirements of U.S. publicly-listed companies, we do not have a Chief Financial Officer or internal staff with sufficient U.S. GAAP knowledge and experience in the preparation of our financial statements.  This has been deemed a material weakness in our internal control over financial reporting which may result in our inability to accurately report our financial results or prevent material misstatements.

Our business license is subject to governmental control and renewal, and the failure to obtain renewal would cause all our operations to be suspended and have a material adverse effect on our financial condition.

We are subject to various PRC laws and regulations pertaining to the e-commerce industry.  Our business license allows us to engage in e-commerce operation.  However, there is no assurance that we will be able to maintain our business license. If our business license is revoked or terminated by the government, all our operations will have to be suspended, which would have a material adverse effect on our business and financial condition.

Because we may not be able to obtain business insurance in the PRC, we may not be protected from risks that are customarily covered by insurance in the United States.

Business insurance is not readily available in the PRC.  To the extent we suffer a loss of a type which would normally be covered by insurance in the United States, such as general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment.  It is possible that consumers may initiate proceedings against manufacturers or distributors who advertise through our website and add us as co-defendant in such product liability actions. We have not obtained any property or liability insurance in China.  Any losses incurred by us will have to be borne by us without any assistance, and we may not have sufficient capital to cover material damage to, and such loss would have a material adverse effect on, our financial condition, business and prospects.

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

Pursuant to the VIE Agreements, our business will be undertaken on the basis of the approvals, certificates and business license as well as other requisite licenses held by Guangdong Xingbang.  The e-commerce industry in China is highly regulated by the PRC government and numerous regulatory authorities of the central PRC government are empowered to issue and implement regulations governing various aspects of the internet industry. See “PRC Regulation.” There is no assurance that Guangdong Xingbang will be able to renew its licenses or certificates when their terms expire with substantially similar terms as the ones they currently hold.

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

All of our sales, revenues and expenses are denominated in the Chinese currency, Renminbi.  Under PRC law, the Renminbi is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans.  Currently, our PRC operating subsidiary, we may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of SAFE, by complying with certain procedural requirements.  However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future.  Since a significant amount of our future revenue will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China that are denominated in foreign currencies.

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

With the exception of Xingbang NV, none of our subsidiaries maintain their books and records in accordance with U.S. GAAP. Guangdong Xingbang and Xinyu Xingbang, maintain their books and records in accordance with Chinese GAAP. Our Interim Chief Financial Officer, Mr. Song, and the accounting staff under his supervision are primarily responsible for preparing our books and records and converting such books and records into financial statements in accordance with U.S. GAAP.  However, Mr. Song and the accounting staff under his supervision have limited knowledge of, and no prior experience in preparing financial statements in accordance with, U.S. GAAP.  Mr. Song also prepares the necessary disclosure in our periodic reports with the SEC.  None of Mr. Song and the other accountants is a U.S. certified public accountant or a certified management accountant, neither have they attended U.S. academic institutions or extended educational programs that would provide a sufficient relevant education in U.S. GAAP. Our management concluded this deficiency constitutes a material weakness in internal control over financial reporting as of December 31, 2014.   Such material weaknesses in our internal control over financial reporting could result in a material misstatement of our financial statements that may not be prevented or detected.  As one of the steps to remedy this deficiency, we engaged a consulting firm which has expertise and experience in U.S. GAAP and SEC financial reporting to assist with U.S. GAAP conversion. However, no assurance can be given as to when or to what extent we can obtain the necessary U.S. GAAP experience. Our lack of accounting personnel with education and experience in U.S. GAAP is a material weakness in our internal control over financial reporting and could cause an oversight or delay in detecting a material misstatement of our annual or interim financial statements.

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

Regulations relating to offshore investment activities by PRC residents may limit our ability to acquire PRC companies and could adversely affect our business.

In July 2014, SAFE promulgated the Circular on Issues Concerning Foreign Exchange Administration Over the Overseas Investment and Financing and Roundtrip Investment by Domestic Residents Via Special Purpose Vehicles, or Circular 37, which replaced Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment through Offshore Special Purpose Vehicles, or Circular 75. Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, referred to in Circular 37 as a “special purpose vehicle” for the purpose of holding domestic or offshore assets or interests. Circular 37 further requires amendment to a PRC resident’s registration in the event of any significant changes with respect to the special purpose vehicle, such as an increase or decrease in the capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. Under these regulations, PRC residents’ failure to comply with specified registration procedures may result in restrictions being imposed on the foreign exchange activities of the relevant PRC entity, including the payment of dividends and other distributions to its offshore parent, as well as restrictions on capital inflows from the offshore entity to the PRC entity, including restrictions on its ability to contribute additional capital to its PRC subsidiaries. Further, failure to comply with the SAFE registration requirements could result in penalties under PRC law for evasion of foreign exchange regulations.

As Circular 37 is newly-issued, it is unclear how these regulations will be interpreted and implemented. In addition, different local SAFE branches may have different views and procedures as to the interpretation and implementation of the SAFE regulations, and it may be difficult for our ultimate stockholders or beneficial owners who are PRC residents to provide sufficient supporting documents required by the SAFE or to complete the required registration with the SAFE in a timely manner, or at all. Any failure by any of our stockholders who is a PRC resident, or is controlled by a PRC resident, to comply with relevant requirements under these regulations could subject us to fines or sanctions imposed by the PRC government, including restrictions on the ability of AmazGame, Gamespace, Shanghai ICE, 7Road Technology and Beijing Baina Technology to pay dividends or make distributions to us and on our ability to increase our investment in AmazGame, Gamespace, Shanghai ICE, 7Road Technology and Beijing Baina Technology.

Under Circular 37, if a non-listed special purpose vehicle uses its own equity or share option to grant equity incentive awards to directors, supervisors, members of senior management or employees directly employed by a domestic enterprise that is directly or indirectly controlled by such special purpose vehicle, or with which such employee has established an employment relationship, any of such directors, supervisors, members of senior management or employees who is a PRC resident should, prior to exercising their rights, file an application with the SAFE for foreign exchange registration with respect to such special purpose vehicle. However, in practice, different local SAFE branches may have different views and procedures as to the interpretation and implementation of the SAFE regulations and, since Circular 37 was the first regulation to regulate the foreign exchange registration of a non-listed special purpose vehicle’s equity incentive granted to PRC residents, there remains uncertainty with respect to its implementation.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES

Our corporate offices are located at No. 1108, Sai Wei Avenue, Hi-Tech Development Zone, Xinyu City, Jiangxi Province, PRC. Under the current PRC laws, land is owned by the state, and parcels of land in rural areas, which is known as collective land, is owned by the rural collective economic organization. Land use rights are granted to an individual or entity after payment of a land use right fee is made to the applicable state or rural collective economic organization. Land use rights allow the holder of the right to use the land for a specified long-term period.  We rent our office space from Xinyu Industry, an entity which is 90% and 10% owned by Mr. Yao and his spouse respectively. We entered into a three-year lease agreement with Xinyu Industry, whereby we are obligated to pay monthly rent of approximately RMB17,000 (approximately $2,740). The lease expires on June 30, 2015. We believe the rent is reasonable and in accordance with market prices.

In August 2014, Xinyu Xingbang leased Guangzhou office premises from an independent third party, Jingyan Yang, pursuant to a lease agreement and pays a monthly rental of $1,048. The lease shall expire on August 27, 2015.

Guangdong Xingbang leased office from Mr. Yao and his spouse pursuant to a one-year lease agreement and paid a monthly rental of RMB81,782 (approximately $13,127). The lease expired on December 31, 2012. We renewed the lease with a three-year term and are obligated to pay monthly rent of RMB96,000 (approximately $15,472) until December 31, 2016. We believe the rent is reasonable and in accordance with market prices.

In September 2013, Guangdong Xingbang leased Zhongshan office premises from an independent third party, Zhongshan Guzhen Asset Management Ltd, pursuant to a lease agreement and pays a monthly rental of $1,845, which expires on August 31, 2018.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock started trading on OTCOB under the trading symbol “CXGP” on June 20, 2012. As of the date of this report, there have been limited and sporadic trades of the Company’s securities. The last reported trade and posted closing price of the Company’s common stock, per www.otcmarkets.com, was for 100 shares at $16.50 per share on March 16, 2015.

The following table sets forth the quarterly average high and low closing big prices per share for our Common Stock:

	High	Low
Fiscal year ended December 31, 2014	$10.50	$1.67
Quarter ended September 30, 2014	6.50	6.00
Quarter ended June 30, 2014	6.00	6.00
Quarter ended March 31, 2014	6.00	6.00
Period ending March 27, 2015	16.50	15.50
Fiscal year ended December 31, 2013	6.00	6.00
Quarter ended September 30, 2013	6.00	6.00
Quarter ended December 31, 2013	6.00	6.00
Period ending March 31, 2014	6.00	6.00

The source for the high and low closing bids quotations was www.otcmarkets.com.

The transfer agent for our common stock is Island Stock Transfer at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.

Holders

As of December 31, 2014, there were approximately 139 stockholders of record of our common stock. There are no shares of our preferred stock outstanding at the date of this report.

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

Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of December 31, 2014 and 2013 and for the years ended December 31, 2014 and 2013.

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

Our subsidiaries, Xingbang NV, Xingbang BVI and Xingbang HK are holding companies which do not have any operations or own any assets except for the ownership of the WFOE.  Guangdong Xingbang and WFOE each own 50% of the equity interest of Xinyu Xingbang. The only current operation of the WFOE is to provide consulting and management services to Guangdong Xingbang. Currently, we rely on results of operations of Xinyu Xingbang.

We generated revenue of $37,518 and $19,853 for our fiscal year ended 2014 and 2013 respectively representing an increase of 89%. During 2014, we had one revenue stream which is e-commerce related services. Our revenue from providing e-commerce related services was $37,518 and $0 in 2014 and 2013, representing an increase of 100% as we started generating revenue from our e-commerce business. Advertising and consulting revenue were discontinued in 2013 as a result of the change of our business model to focus on revamping our e-commerce business.

Results of Operations — Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table presents, for the years indicated, our consolidated statements of operations information.

	Years ended December 31
	2014	2013

REVENUE
Advertising	$-	$10,093
Consulting service	-	9,760
E-commerce	37,518	-
Total revenue	37,518	19,853

COST OF REVENUE
Advertising	-	64,319
Consulting service	-	79,058
E-commerce	1,278,142	404,784
Total cost of revenue	1,278,142	548,161

GROSS LOSS	(1,240,624)	(528,308)

OPERATING EXPENSES
Selling expenses	1,256,725	499,986
General and administrative expenses	903,093	1,447,095
Impairment of website development cost	-	505,624
Depreciation - property and equipment	111,003	116,387
Total Operating Expenses, net	2,270,821	2,569,092

NET LOSS FROM OPERATIONS	(3,511,445)	(3,097,400)

OTHER INCOME (EXPENSES)
Interest income	1,609	1,205
Other income	37,865	55,098
Other expenses	(2,866)	(7,747)
Gain (loss) on disposal of property and equipment, net	618	(146,415)
Total Other Income (Expenses), net	37,226	(97,859)

NET LOSS BEFORE TAXES	(3,474,219)	(3,195,259)

Income tax expense	-	-

NET LOSS	(3,474,219)	(3,195,259)

OTHER COMPREHENSIVE GAIN/(LOSS)
Foreign currency translation gain (loss)	117,859	(69,621)

COMPREHENSIVE LOSS	$(3,356,360)	$(3,264,880)

Net loss per share - basic and diluted	$(0.04)	$(0.04)

Weighted average number of shares outstanding during the year - basic and diluted	81,244,000	81,244,000

Revenue

During the year ended December 31, 2014, we had total revenue of $37,518, all of which was attributable to revenue generated from e-commerce related services. During the year ended December 31, 2013, we had total revenue of $19,853. Of this, $10,093 was attributable to revenue generated from advertising, and $9,760 was attributable to consulting services rendered. The increase of $17,665 or approximately 88.98% was mainly revenue generated from our e-commerce business. During the year ended December 31, 2014, the Company earned $22,208 from service flagship stores and $15,310 from Media Integrated Advertising Communication Package.

Cost of revenue

Cost of revenue historically comprised of printing cost, editorial fee, agent fee, salaries of consulting service providers, amortization of website development costs, salaries of website administrators, commission paid to technical service stations, service fee paid for Media Integrated Advertising Communication Package and business tax relating to advertising and service rendered. However, due to the shift of business focus, the only cost of revenue in 2014 is the cost related to e-commerce.

Cost of revenue for the year ended December 31, 2014 was $1,278,142, compared to $548,161 for the year ended December 31, 2013, an increase of $729,981, or approximately 133.17%. The reason for the increase was mainly due to discontinued operation of advertising and consulting business and the increase in salary of website administrators, commission fees to technical service stations and service fee paid for Media Integrated Advertising Communication Package relating to e-commerce business.

Gross Loss

Gross loss was $1,240,624 in 2014, an increase of $712,316, or approximately 134.83%, compared to gross loss of $528,308 in 2013. The increase was mainly due to the increase in cost of e-commerce business, as well as the decrease in cost of advertising and consulting business.

Operating expenses

Operating expenses consist of selling, general and administrative expense, impairment of website development cost and depreciation.

Operating expenses for the year ended December 31, 2014 were $2,270,821, mainly composed of $1,256,725 in selling expenses, $903,093 in general and administrative expenses, and $ 111,003 in depreciation. Operating expenses for the year ended December 31, 2013 were $2,569,092, mainly composed of $499,986 in selling expenses, $1,447,095 in general and administrative expenses, $505,624 in impairment of website development cost, and $116,387 in depreciation. The decrease in operating expenses from the year ended December 31, 2014 to 2013 was $298,271, or approximately 11.61%. The decrease was mainly due to the decrease in impairment of website development cost and rental expense and increase in information technology expenses.

Other income (expenses), net

Other income (expenses), net, consists mainly of net of interest income, other income, other expenses and gain (loss) on disposal of property and equipment, net.

Other income, net, for the year ended December 31, 2014 was $ 37,226 compared to other expense, net, $97,859 for the year ended December 31, 2013, a decrease of $ 135,085 or approximately 138.04%. The decrease in other income (expense), net, was primarily due to the decrease in loss on disposal of property and equipment, which was $147,033, or 100.42%.  There was a gain on disposal of property and equipment of $ 618 in 2014 but a net loss of 146,415 was incurred in 2013. On December 31, 2013, Xinyu Xingbang and Xinyu Industry agreed upon the termination of the lease agreement of the showrooms. The leasehold improvement for the showrooms was wholly relinquished by Xinyu Xingbang in order to offset the amount due to Xinyu Industry arose from the rental of showrooms, resulting in a loss on disposal with $151,055 in 2013.

Income tax expense

Income tax expenses were $0 for the years ended December 31, 2014 and 2013.

Net Loss

Net loss was $3,474,219 for the year ended December 31, 2014, and net loss was $3,195,259 for the year ended December 31, 2013. The increase was mainly the result of an increase in cost of e-commerce business and decrease in operating expenses and other expenses.

Other comprehensive gain/(loss)

Other comprehensive gain was $ 117,859 for the year ended December 31, 2014. Other comprehensive loss was $69,621 for the year ended December 31, 2013. The change of foreign currency translation gains was primarily caused by the fluctuation in the RMB to U.S. dollar exchange rate in 2014 compared to 2013.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on hand and demand deposits at banks. We had $198,744 and $284,001 of cash and cash equivalents on hand as of December 31, 2014 and 2013 respectively. There was a decrease of $85,257 in our cash and cash equivalents from December 31, 2013 to December 31, 2014.

The decrease in our cash and cash equivalents from December 31, 2013 to December 31, 2014 was largely attributable to an increase in net cash used in operating activities, increase in net cash used in investing activities, and increase in cash provided by financing activities, which was $843,066, $193,448 and $878,773 respectively, on a period-to-period basis.

We require cash for working capital, capital expenditures, repayment of debt, salaries, commissions and related benefits and other operating expenses and income taxes. We expect that our working capital needs will increase for the foreseeable future, as we continue to develop and grow our business. See “Business — General.” For 2015, we are estimating a cash inflow of approximately $3 million and an outflow of approximately $3 million as we are starting to generate revenue from e-commerce platform.

The following table summarizes our cash flows for the years ended December 31, 2014 and 2013:

	2014	2013
Net cash used in operating activities	$(2,485,774)	$(1,642,708)
Net cash used in investing activities	$(498,206)	$(304,758)
Net cash provided by financing activities	$2,906,492	$2,027,719

Net Cash Used in Operating Activities. Net cash used in operating activities was $2,485,774 for the year ended December 31, 2014, and net cash used in operating activities was $1,642,708 for the year ended December 31, 2013. The most significant items affecting the comparison of our operating cash flow for the years ended December 31, 2014 and 2013 are summarized below:

●	Increase in cash loss from operations - Our net loss from operations, excluding depreciation, amortization, impairment of website development cost and net gain (loss) on disposal of property and equipment, increased by $1,051,962 on a period-to-period basis, from cash loss of $2,311,872 for the year ended December 31, 2013 to $3,363,834 for the year ended December 31, 2014, which negatively impacted our cash flows from operations. The increase in cash loss from operations was mainly due to the increase in salaries of website administrators in cost of e-commerce and information technology expenses in selling expenses from 2013 to 2014.

●

Increase in other payables and accrued expenses - The increase in other payables and accrued expenses was $1,068,712 during the year ended December 31, 2014, while it decreased by $74,462 for the year ended in 2013. The reason for the increase was that we are generating e-commerce revenue in 2014. According to contracts, customers need to pay deposits for online flagships and service payment made in advance. During the year 2014, over 612 customers have paid deposits, bringing huge increase in receipt in advance and deposits received from customers.

Net Cash Used in Investing Activities. Our investing activities for the year ended December 31, 2014 used cash of $498,206. Our investing activities for the year ended December 31, 2013 used cash of $304,758. The increase in cash used in investing activities was largely caused by the increase of $360,304 in purchase of property and equipment, and decrease of $168,685 in payments for website development cost respectively, on a period-to-period basis.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $2,906,492 for the year ended December 31, 2014 and $2,027,719 for the year ended December 31, 2013 respectively. The increase was mainly due to the increase in advances from related companies for $1,553,250 and the increase in repayments to related companies for $493,367.

Capital Resources

We had a negative working capital of $7,982,920 and $4,249,349 as of December 31, 2014 and 2013 respectively. The reason for the increase from December 31, 2013 to December 31, 2014 was primarily due to the effect of increase in amounts due to related companies, other payables and accrued expenses and property and equipment.

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

We are a holding company with no significant revenue-generating operations of our own, and thus any cash flows from operations are and will be generated by Xinyu Xingbang and Guangdong Xingbang. Although there are negative cash flows from operations, the stockholders and related companies agreed to lend more funds to the Company as needed for management to execute its business plan for at least the next twelve months. The WFOE’s ability to make loans or pay dividends are restricted under PRC law and may be restricted under the terms of future indebtedness, its governing documents or other agreements. Based upon the cash on hand, anticipated cash to be received from our operations and the expected availability of cash from Guangdong Xingbang’s stockholders and related companies, we believe that our sources of liquidity will be sufficient to enable us to meet our cash needs for at least the next 12 months. Nevertheless, our liquidity and capital position could be adversely affected by:

●	Loss of revenue from the ju51 Online Mall;

●	Guangdong Xingbang’s delay or discontinuance of payment of consulting fees under the VIE agreements;

●	Any change of policy on accounts receivable;

●	The enactment of new laws and regulations;

●	Our inability to grow our business as we anticipate by expanding our operation of the new e-commerce business;

●	Any other changes in the cost structure of our underlying business model; and

●	Any of the other risks and uncertainties described in “Item 1A. Risk Factors.”

Debt Obligations

The following is a summary of amounts outstanding under our debt obligations as of December 31, 2014 and 2013.

	2014	2013
Due to related companies	$5,173,317	$2,098,552
Due to stockholders	1,611,708	1,836,232
	$6,785,025	$3,934,784

Due to related companies

As of December 31, 2014 and 2013, Xinyu Xingbang owed $65,760 and $33,698 respectively to Xinyu Industry for rental expense of office used by Xinyu Xingbang. The amount due is unsecured, interest free and repayable on demand.

As of December 31, 2014 and 2013, Xinyu Xingbang owed $14,506 and $0 respectively to Zhongxing Decoration, for service fee paid for Media Integrated Advertising Communication Package. The amount due is unsecured, interest free and repayable on demand.

As of December 31, 2014 and 2013, Xinyu Xingbang owed $60 and $0 respectively to Zhongxing Decoration, for staff housing fund and social insurance paid on behalf of Xinyu Xingbang. The amount due is unsecured, interest free and repayable on demand.

On January 3, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a loan period started on January 5, 2013 and became due on January 4, 2014. On January 3, 2014 and January 4, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of January 4, 2016. The use of this loan is solely for the general and administrative operations of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $161,171 and $165,189 respectively to Xinyu Industry for the relevant loan.

On January 10, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB5,000,000. The loan is interest free and unsecured with a loan period started on January 15, 2013 and became due on January 14, 2014. On January 10, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of January 14, 2015. The use of this loan is only for the operation of Xinyu Xingbang. RMB3,000,000 was repaid on December 3, 2014. On January 14, 2015, the loan agreement with Xinyu Industry was renewed with an amount of RMB2,000,000, the same terms and a renewed due date of January 14, 2016. As of December 31, 2014 and 2013, Xinyu Xingbang owed $322,341 and $825,942 respectively to Xinyu Industry for the relevant loan.

On May 30, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on June 6, 2013 and is due on June 5, 2014. On July 30, 2014, the loan was renewed with the same terms and a renewed due date of June 5, 2015. The use of this loan is only for the operation of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $80,585 and $82,594 respectively to Xinyu Industry for the relevant loan.

On July 25, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on July 31, 2013 and was due on July 30, 2014. On July 30, 2014, the loan was renewed with the same terms and a renewed due date of July 30, 2015. The use of this loan is only for the operation of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $80,585 and $82,594 respectively to Xinyu Industry for the relevant loan.

On September 5, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on September 10, 2013 and was due on September 10, 2014. On September 9, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of September 9, 2015. The use of this loan is only for the operation of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $80,585 and $82,594 respectively to Xinyu Industry for the relevant loan.

On September 5, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on September 12, 2013 and was due on September 11, 2014. On September 11, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of September 11, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of December 31, 2014 and 2013, Xinyu Xingbang owed $80,585 and $82,594 respectively to Xinyu Industry for the relevant loan.

On December 8, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on December 12, 2013 and is due on December 11, 2014. On December 12, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of December 11, 2015. The use of this loan is only for the operation of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $80,585 and $82,594 respectively to Xinyu Industry for the relevant loan.

On December 8, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB4,000,000. The loan is interest free and unsecured with a loan period started on December 12, 2013 and is due on December 11, 2014. On December 12, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of December 11, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of December 31, 2014 and 2013, Xinyu Xingbang owed $644,683 and $660,753 respectively to Xinyu Industry for the relevant loan.

On January 14, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on January 14, 2014 and is due on January 13, 2015. On January 13, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of January 13, 2016. The use of this loan is solely for the operations of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $80,585 and $0 respectively to Xinyu Industry for the relevant loan.

On February 11, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a term from February 13, 2014 and is due on February 12, 2015. On February 12, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of February 12, 2016. The use of this loan is solely for the operations of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $80,585 and $0 respectively to Xinyu Industry for the relevant loan.

On February 11, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a term from February 12, 2014 and is due on February 11, 2015. On February 11, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of February 11, 2016. The use of this loan is only for the operation of Xinyu Xingbang. As of December 31, 2014 and 2013, Xinyu Xingbang owed $161,171 and $0 respectively to Xinyu Industry for the relevant loan.

On March 8, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB300,000. The loan is interest free and unsecured with a term from March 12, 2014 and is due on March 11, 2015. On March 11, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of March 11, 2016. The use of this loan is solely for the operations of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $48,351 and $0 respectively to Xinyu Industry for the relevant loan.

On March 8, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a term from March 12, 2014 and is due on March 11, 2015. On March 11, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of March 11, 2016. The use of this loan is only for the operation of Xinyu Xingbang. As of December 31, 2014 and 2013, Xinyu Xingbang owed $80,585 and $0 respectively to Xinyu Industry for the relevant loan.

On April 10, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,500,000. The loan is interest free and unsecured with a term from April 14, 2014 and is due on April 13, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $241,756 and $0 respectively to Xinyu Industry for the relevant loan.

On April 10, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB2,000,000. The loan is interest free and unsecured with a term from April 14, 2014 and is due on April 13, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of December 31, 2014 and 2013, Xinyu Xingbang owed $322,341 and $0 respectively to Xinyu Industry for the relevant loan.

On April 20, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB5,000,000. The loan is interest free and unsecured with a term from April 23, 2014 and is due on April 22, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $805,854 and $0 respectively to Xinyu Industry for the relevant loan.

On August 26, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a term from August 27, 2014 and is due on August 26, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $161,171 and $0 respectively to Xinyu Industry for the relevant loan.

On September 8, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB2,500,000. The loan is interest free and unsecured with a term from September 9, 2014 and is due on September 8, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of December 31, 2014 and 2013, Xinyu Xingbang owed $402,927 and $0 respectively to Xinyu Industry for the relevant loan.

On September 17, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a term from September 18, 2014 and is due on September 17, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $161,171 and $0 respectively to Xinyu Industry for the relevant loan.

On October 14, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB2,000,000. The loan is interest free and unsecured with a term from October 14, 2014 and is due on October 13, 2015. The use of this loan is solely for the operations of Xinyu Xingbang. As of December 31, 2014 and 2013, Xinyu Xingbang owed $322,341 and $0 respectively to Xinyu Industry for the relevant loan.

On December 1, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB2,000,000. The loan is interest free and unsecured with a term from December 1, 2014 and is due on November 30, 2015. The use of this loan is solely for the operations of Xinyu Xingbang. As of December 31, 2014 and 2013, Xinyu Xingbang owed $322,341 and $0 respectively to Xinyu Industry for the relevant loan.

On December 11, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB300,000. The loan is interest free and unsecured with a term from December 11, 2014 and is due on December 10, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $48,351 and $0 respectively to Xinyu Industry for the relevant loan.

On December 12, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB2,000,000. The loan is interest free and unsecured with a term from November 12, 2014 and is due on November 11, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $322,341 and $0 respectively to Xinyu Industry for the relevant loan.

Due to stockholders

As of December 31, 2014 and 2013, Guangdong Xingbang owed $0 and $184,350 respectively, to Mr. Yao and his spouse for lease of office premises used by Guangdong Xingbang. The amount due is unsecured, interest free and repayable on demand.

As of December 31, 2014 and 2013, WFOE owed $805,854 and $825,941 respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 11, 2012 and was due on June 10, 2013. On May 31, 2013 and August 7, 2014, the loan was renewed with the same terms and a renewed due date of June 11, 2015. The proceeds of the loan were used as the capital investment in Xinyu Xingbang, which is 50% owned by WFOE and 50% owned by Guangdong Xingbang.

As of December 31, 2014 and 2013, Guangdong Xingbang owed $805,854 and $825,941 respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 19, 2012 and was due on June 18, 2013. On June 10, 2013 and July 30, 2014, the loan was renewed with the same terms and a renewed due date of June 18, 2015. The proceeds of the loan were used as the capital investment in Xinyu Xingbang, which is 50% owned by WFOE and 50% owned by Guangdong Xingbang.

Off-Balance Sheet Arrangements

As of December 31, 2014 and 2013, we did not have any off-balance sheet obligations involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations. All of our obligations with respect to Guangdong Xingbang have been presented on our consolidated balance sheets as of each such date.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we make estimates and assumptions that affect the accounting, recognition and disclosure of our assets, liabilities, stockholders’ deficit, revenues and expenses. We make these estimates and assumptions because certain information that we use is dependent upon future events, which cannot be calculated with a high degree of precision from data available or cannot be readily calculated based upon generally accepted methodologies. In some cases, these estimates are particularly difficult and therefore require a significant amount of judgment. Actual results could differ from the estimates and assumptions that we use in the preparation of our consolidated financial statements. Below is a summary of our most important accounting policies that may affect our consolidated financial statements.

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

Advertising

The Company previously published two weekly newspapers, namely “Guzhen Lighting Weekly” and “China Ceramic Weekly”. The newspapers were distributed free of charge to manufacturers, dealers, accessory providers and decoration designers engaged in lighting and ceramics industries in the PRC. During the second quarter of 2012, the printing and publication of the two newspapers were combined into one, and renamed “Industry Economy Review”. The combined newspaper was distributed free of charge to general distributors engaged in the home furnishings industry in the PRC. The Company derived revenue from the sale of advertising space in the newspaper. The customers usually pay the fees in advance which are recorded as deferred revenue under current liabilities. The advertising revenue was recognized as income when the advertisements are published in the newspaper or the related advertising services are rendered. On March 6, 2013, we entered into an addendum agreement with Shopping Guide to change the publishing frequency from weekly to bi-weekly and agreed that circulation of the “Industry Economy Review” was discontinued on December 31, 2013.

Consulting service

The Company provided various marketing consulting services to its clients in the PRC based on a negotiated fixed-price contract. The clients usually pay the fees in advance when the contract is signed or before the commencement of work. The Company recognized these services-based revenues from contracts when (i) services are rendered; (ii) clients recognize the completion of services; and (iii) collectability is reasonably assured. Fees received in advance were recorded as deferred revenue under current liabilities. The consulting service business was discontinued as of December 31, 2013.

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

Cost of e-commerce

Cost of e-commerce mainly includes amortization of website development cost, salaries of website administrators, commission paid to technical service stations, service fee for Media Integrated Advertising Communication Package and business tax related to the service.

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

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the profit or loss, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax asset and liabilities on a net basis. As of December 31, 2014 and 2013, the Company’s net deferred tax assets amounted to $0.

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

The exchange rates used to translate amounts in HK$ and RMB into US$ for the purposes of preparing the financial statements were as follows:

	December 31, 2014	December 31, 2013
Balance sheet items, except for share capital, additional paid-in capital and retained earnings as of year ended	US$1=HK$7.8 =RMB6.2046	US$1=HK$7.8 =RMB6.0537

Amounts included in the statements of operations and cash flows for the year	US$1=HK$7.8 =RMB6.1620	US$1=HK$7.8 =RMB6.1478

The translation gain recorded for the year ended December 31, 2014 was $117,859. The translation loss recorded for the year ended December 31, 2013 was $69,621.

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

In August 2014, FASB issued ASU No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Accounting Standards Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current time management does not believe that it met conditions which would make the Company's financial statements for this period be subject to additional disclosure requirements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Balance sheets, as of December 31, 2014 and 2013, and statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2014, and 2013, together with the related notes and the reports of independent registered public accounting firms, are set forth on the “F” pages of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the conclusion of the fiscal year ended December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on our assessment, Mr. Yao, our Chief Executive Officer and Mr. Song, our Interim Chief Financial Officer, determined that, as of December 31, 2014, the evaluation of the effectiveness of our disclosure controls and procedures was completed, and because of the material weakness in our internal controls over financial reporting described below, our disclosure controls and procedures were not effective.

Notwithstanding management’s assessment that our internal controls over financial reporting were ineffective as of December 31, 2014 due to the material weaknesses described below, we believe that, the financial statements included in this Annual Report on Form 10-K present fairly our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

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

Management assessed our internal control over financial reporting as of and for the year ended December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO framework) in the report entitled "Internal Control-Integrated Framework." The 2013 COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on this assessment using the 2013 COSO criteria, our management concluded that our internal controls over financial reporting were not effective, as of December 31, 2014 due to the material weaknesses described below.

During its evaluation of the effectiveness of internal controls over financial reporting as of December 31, 2014, management, including our Chief Executive Officer and interim Chief Financial Officer, assessed the effectiveness of the design and operation of the Company’s internal control over financial reporting as of December 31, 2014 and has determined that our internal control over financial reporting were not effective as December 31, 2014 due to certain material weaknesses including (i) lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements; and (ii) lack of standard charter of accounts and written accounting manual and closing procedures to facilitate preparation of financial statements under U.S. GAAP for financial reporting processes. As a result of such material weaknesses, our disclosure controls and procedures were not effective.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Name	Age	Position
Xiaohong Yao	48	Chairman of the Board of Directors, President, Chief Executive Officer
Haigang Song	48	Director, Interim Chief Financial Officer, Treasurer and Secretary
Xiaole Zhan	32	Director, Marketing Manager
Joseph Levinson (1) (2)	38	Director (Chairman of the Audit Committee)
Gangxian Su (1) (2) (3)	49	Director (Chairman of the Compensation Committee)
Xingzheng Tan (2) (3)	59	Director (Chairman of the Nominating and Corporate Governance Committee)
Fei Wu (1) (3)	49	Director

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

Joseph Levinson. Mr. Levinson was appointed as an independent director and Chairman of our Audit Committee in June 2011. Mr. Levinson speaks, reads and writes Chinese fluently and has vast experience working with Chinese companies. Mr. Levinson was a director for China Growth Corp, a water purification system manufacturer, from March 2011 to March 2014 and formerly a director for China AgriCorp, Inc., a soybean producer in China, from April 2011 to September 2011.  Mr. Levinson was a director for Energroup Holdings Corp., a pork producer, from April 2010 to January 2011, a director for China 3C Group, an electronics company in China, from May 2007 to January 2009 and a director for Sino Clean Energy, Inc., a clean coal manufacturer, from April 2011 to May 2011.  Mr. Levinson was previously a Manager in the banking practice of the New York office of Deloitte and Touche and was involved in numerous transactions involving complex financial structures. Mr. Levinson also previously worked at KPMG in New York and Hong Kong. In the 1990s, Mr. Levinson served as an executive of Hong Kong Stock Exchange-listed China Strategic Holdings, where his major responsibilities included its subsidiary, China Tire, one of the first Mainland Chinese companies to list on the NYSE. He is also the editor of “Wall Street Guanxi: How Chinese Companies Can Maximize Their Value in the U.S. Capital Markets”, a trade paperback published in Chinese by Beijing University Press in 2007.  Mr. Levinson graduated summa cum laude from the University at Buffalo in 1994 with a double major in accounting and finance.  Mr. Levinson’s track record as a U.S. Certified Public Accountant for more than 15 years, and his long experience in China were factors viewed favorably by the Board in selecting Mr. Levinson for a directorship and Chairman of our Audit Committee.  Specifically, Mr. Levinson’s experience as a manager at the “Big 4” firms of Deloitte and Touche, his work as a U.S. Certified Public Accountant, and his academic achievements were factors in leading to this recommendation. Mr. Levinson is fluent in Mandarin and will be an asset in communicating with management and providing clarity on financial issues.

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

Board Committees

On June 15, 2011, the Board created the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee and has adopted charters for these committees. The Board has determined that in its judgment, Mr. Joseph Levinson, Mr. Gangxian Su, Mr. Xingzheng Tan and Mr. Fei Wu are independent directors within the meaning of the NASDAQ Listing Rules and the NYSE MKT Company Guide.

Audit Committee

The Board of Directors adopted and approved a charter for the Audit Committee on June 15, 2011. Currently, three directors comprise the Audit Committee: Mr. Levinson, Mr. Su and Mr. Wu. Mr. Levinson serves as the chairman of the Audit Committee. The members of the Audit Committee are currently “independent directors” as that term is defined in NASDAQ Listing Rules and NYSE MKT Company Guide. Mr. Levinson qualifies as an “audit committee financial expert” as that term is defined in applicable regulations of the SEC. Our Audit Committee is responsible for recommending our independent auditors and overseeing our audit activities and certain financial matters to protect against improper and unsound practices and to furnish adequate protection to all assets and records. Our Audit Committee pre-approves all audit and non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services.

Compensation Committee

The Compensation Committee currently consists of Mr. Levinson, Mr. Su and Mr. Tan. Mr. Su serves as chairman of the Compensation Committee. All of the members of the Compensation Committee are currently “independent directors” as that term is defined in NASDAQ Listing Rules and NYSE MKT Company Guide. The Compensation Committee is responsible for overseeing and, and as appropriate, making recommendations to the Board regarding the annual salaries and other compensation of our executive officers and directors, and providing assistance and recommendations with respect to the compensation policies and practices of the Company.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee currently consists of Mr. Su, Mr. Tan and Mr. Wu. Mr. Tan serves as the chairman of the committee. All members of the Nominating and Corporate Governance Committee are currently “independent directors” as that term is defined in NASDAQ Listing Rules and NYSE MKT Company Guide. The Nominating and Corporate Governance Committee will assist the Board in: (i) identifying, screening and recommending qualified candidates to serve as directors of the Company and (ii) maintaining oversight of the Board’s and the Company’s governance functions and effectiveness.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, our directors and executive officers and any persons holding more than 10% of our common stock are required to file with the SEC reports of their initial ownership of our common stock and any changes in ownership of such common stock. Copies of such reports are required to be furnished to us. Based solely upon a review of the Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year ended December 31, 2014, our officers, directors and ten percent stockholders are in compliance with Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Summary

The following table sets forth all cash compensation paid by us for the years ended 2014 and 2013.  The table below sets forth the positions and compensations for the two most highly compensated officers and directors.  All the officers were paid in Renminbi and the amounts reported in this table have been converted from Renminbi to U.S. dollars based on an average exchange rate of RMB6.1620 to $1.00, in 2014 and RMB 6.1478 to $1 in 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year		Salary and Allowance ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xiaohong Yao Chairman, President	2013	(1)	$41,671	3,253	—	—	—	—	—	$44,924
and CEO	2014	(2)	$41,318	1,623	—	—	—	—	—	$42,941

Haigang Song CFO, Treasurer and	2013	(1)	$20,053	1,464	—	—	—	—	—	$21,517
Secretary	2014	(2)	$19,896	599	—	—	—	—	—	$20,495

Xiaole Zhan	2013	(1)	$22,918	1,545	—	—	—	—	—	$24,463
Director	2014	(2)	$20,922	693	—	—	—	—	—	$21,615

(1)           For the fiscal year ended December 31, 2013.

(2)           For the fiscal year ended December 31, 2014.

Option/SAR Grants in Last Fiscal Year

We did not grant any stock options to our executive officers or directors from inception through the date of this report.

Director Compensation

We do not currently pay any compensation to our directors other than to Mr. Joseph Levinson, who receives annual cash compensation of $36,000, payable monthly.  We have found such payments to be necessary in order to attract US based directors who are experienced with Chinese companies, are familiar with the accounting differences between the two countries and who have access to US capital markets. As of the date of this report, we have paid the cash through December, 2014.

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

Executive Employment Contracts

Guangdong Xingbang has entered into employment agreements with Mr. Xiaohong Yao and Mr. Haigang Song. Each of these employment agreements are based on the form labor contract as required by PRC labor contract laws.  The term of Mr. Yao’s employment is from July 1, 2014 to June 30, 2017 and Mr. Yao is paid a monthly salary of RMB 20,000 (approximately $3,223) as the CEO and President. The term of Mr. Song’s employment is from July 1, 2014 to June 30, 2017. Mr. Song is paid a monthly salary of RMB 9,000 (approximately $1,451) as the interim CFO.  Under these agreements and the PRC labor laws, Guangdong Xingbang is obligated to pay employee compensation equal to one month’s salary for each year Guangdong Xingbang has employed such employee, up to twelve years, upon termination, except, but not limited to, where (1) the employee is held to be criminally liable; (2) the employee’s actions or inactions have resulted in a material adverse effect to Guangdong Xingbang; or (3) the employee seriously violated Guangdong Xingbang’s rule of conduct.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

As of December 31, 2014, there were 81,244,000 shares of common stock outstanding.  The following table sets forth certain information known to us with respect to the beneficial ownership of common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group.  Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

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

(3) Includes 44,999,000 shares of our common stock owned of record by Future Media International Limited and 1,000 shares of our common stock owned of record by Mr. Yao. Mr. Yao is the sole director of Future Media International Limited and the record holder of 90% of its capital stock and may be deemed beneficial owner of such shares. Ms. Zhong, the spouse of Mr. Yao, holds 10% of the capital stock of Future Media International Limited.

(4) Includes 8,000,000 shares of our common stock owned of record by World Achiever Limited. Xiaole Zhan is the sole director and holder of all of the capital stock of World Achiever Limited and thus may be deemed the beneficial owner of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Rental expenses paid to stockholders and a related company

Guangdong Xingbang leases office premises from two stockholders (Mr. Yao and his spouse) under an operating lease at a monthly rental of $15,363 which was due to expire on December 31, 2013. Guangdong Xingbang renewed the lease with a three-year term and is obligated to pay monthly rent of approximately RMB96,000 (approximately $15,472) until December 31, 2016. For the years ended December 31, 2014 and 2013, Guangdong Xingbang paid rent to these two stockholders of $186,952 and $181,528 respectively.

In June 2012, Xinyu Xingbang entered into a lease agreement with Xinyu Industry for office premises whereby the monthly rental is $2,740. The lease started on July 1, 2012 and will expire on June 30, 2015. For the years ended December 31, 2014 and 2013, Xinyu Xingbang paid the rent to Xinyu Industry of $33,106 and $33,183 respectively.

In October 2012, Xinyu Xingbang entered into a lease agreement with Xinyu Industry for showrooms with a monthly rental of $46,570. The lease started on October 1, 2012 and shall expire on September 30, 2016. On December 31, 2013, Xinyu Xingbang and Xinyu Industry agreed to terminate the lease agreement. For the years ended December 31, 2014 and 2013, Xinyu Xingbang paid a rent to Xinyu Industry of $0 and $550,287 respectively.

Expenses paid to a related company

For the years ended December 31, 2014 and 2013, Xinyu Xingbang paid service fee for Media Integrated Advertising Communication Package to Zhongxing Decoration of $14,606 and $0 respectively.

For the years ended December 31, 2014 and 2013, Xinyu Xingbang paid commission to Zhongxing Decoration for service flagship stores of $12,042 and $0 respectively. Mr. Yao and his spouse own 80% and 20% respectively, of the registered capital of Zhongxing Decoration.

Due to stockholders

As of December 31, 2014 and 2013, Guangdong Xingbang owed $0 and $184,350 respectively, to Mr. Yao and his spouse for lease of office premises used by Guangdong Xingbang. The amount due is unsecured, interest free and repayable on demand.

As of December 31, 2014 and 2013, WFOE owed $805,854 and $825,941 respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 11, 2012 and was due on June 10, 2013. On May 31, 2013 and August 7, 2014, the loan was renewed with the same terms and a renewed due date of June 11, 2015. The proceeds of the loan were used as the capital investment in Xinyu Xingbang, which is 50% owned by WFOE and 50% owned by Guangdong Xingbang.

As of December 31, 2014 and 2013, Guangdong Xingbang owed $805,854 and $825,941 respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 19, 2012 and was due on June 18, 2013. On June 10, 2013 and July 30, 2014, the loan was renewed with the same terms and a renewed due date of June 18, 2015. The proceeds of the loan were used as the capital investment in Xinyu Xingbang, which is 50% owned by WFOE and 50% owned by Guangdong Xingbang.

Movement of amount due to stockholders for the years ended December 31, 2014 and 2013 were as follows:

	December 31, 2014	December 31, 2013

Expenses accrued to stockholders	$-	$181,528
Repayments to stockholders	(181,110)	-
	$(181,110)	$181,528

Due to related companies

As of December 31, 2014 and 2013, Xinyu Xingbang owed $65,760 and $33,698 respectively to Xinyu Industry for rental expense of office used by Xinyu Xingbang. The amount due is unsecured, interest free and repayable on demand.

As of December 31, 2014 and 2013, Xinyu Xingbang owed $14,506 and $0 respectively to Zhongxing Decoration, for service fee paid for Media Integrated Advertising Communication Package. The amount due is unsecured, interest free and repayable on demand.

As of December 31, 2014 and 2013, Xinyu Xingbang owed $60 and $0 respectively to Zhongxing Decoration, for staff housing fund and social insurance paid on behalf of Xinyu Xingbang. The amount due is unsecured, interest free and repayable on demand.

On January 3, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a loan period started on January 5, 2013 and became due on January 4, 2014. On January 3, 2014 and January 4, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of January 4, 2016. The use of this loan is solely for the operations of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $161,171 and $165,189 respectively to Xinyu Industry for the relevant loan.

On January 10, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB5,000,000. The loan is interest free and unsecured with a loan period started on January 15, 2013 and became due on January 14, 2014. On January 10, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of January 14, 2015. The use of this loan is only for the operation of Xinyu Xingbang. RMB3,000,000 was repaid on December 3, 2014. On January 14, 2015, the loan agreement with Xinyu Industry was renewed with an amount of RMB2,000,000, the same terms and a renewed due date of January 14, 2016. As of December 31, 2014 and 2013, Xinyu Xingbang owed $322,341 and $825,942 respectively to Xinyu Industry for the relevant loan.

On May 30, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on June 6, 2013 and is due on June 5, 2014. On July 30, 2014, the loan was renewed with the same terms and a renewed due date of June 5, 2015. The use of this loan is only for the operation of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $80,585 and $82,594 respectively to Xinyu Industry for the relevant loan.

On July 25, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on July 31, 2013 and was due on July 30, 2014. On July 30, 2014, the loan was renewed with the same terms and a renewed due date of July 30, 2015. The use of this loan is only for the operation of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $80,585 and $82,594 respectively to Xinyu Industry for the relevant loan.

On September 5, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on September 10, 2013 and was due on September 10, 2014. On September 9, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of September 9, 2015. The use of this loan is only for the operation of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $80,585 and $82,594 respectively to Xinyu Industry for the relevant loan.

On September 5, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on September 12, 2013 and was due on September 11, 2014. On September 11, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of September 11, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of December 31, 2014 and 2013, Xinyu Xingbang owed $80,585 and $82,594 respectively to Xinyu Industry for the relevant loan.

On December 8, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on December 12, 2013 and is due on December 11, 2014. On December 12, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of December 11, 2015. The use of this loan is only for the operation of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $80,585 and $82,594 respectively to Xinyu Industry for the relevant loan.

On December 8, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB4,000,000. The loan is interest free and unsecured with a loan period started on December 12, 2013 and is due on December 11, 2014. On December 12, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of December 11, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of December 31, 2014 and 2013, Xinyu Xingbang owed $644,683 and $660,753 respectively to Xinyu Industry for the relevant loan.

On January 14, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on January 14, 2014 and is due on January 13, 2015. On January 13, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of January 13, 2016. The use of this loan is solely for the operations of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $80,585 and $0 respectively to Xinyu Industry for the relevant loan.

On February 11, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a term from February 13, 2014 and is due on February 12, 2015. On February 12, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of February 12, 2016. The use of this loan is solely for the operations of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $80,585 and $0 respectively to Xinyu Industry for the relevant loan.

On February 11, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a term from February 12, 2014 and is due on February 11, 2015. On February 11, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of February 11, 2016. The use of this loan is only for the operation of Xinyu Xingbang. As of December 31, 2014 and 2013, Xinyu Xingbang owed $161,171 and $0 respectively to Xinyu Industry for the relevant loan.

On March 8, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB300,000. The loan is interest free and unsecured with a term from March 12, 2014 and is due on March 11, 2015. On March 11, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of March 11, 2016. The use of this loan is solely for the operations of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $48,351 and $0 respectively to Xinyu Industry for the relevant loan.

On March 8, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a term from March 12, 2014 and is due on March 11, 2015. On March 11, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of March 11, 2016. The use of this loan is only for the operation of Xinyu Xingbang. As of December 31, 2014 and 2013, Xinyu Xingbang owed $80,585 and $0 respectively to Xinyu Industry for the relevant loan.

On April 10, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,500,000. The loan is interest free and unsecured with a term from April 14, 2014 and is due on April 13, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $241,756 and $0 respectively to Xinyu Industry for the relevant loan.

On April 10, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB2,000,000. The loan is interest free and unsecured with a term from April 14, 2014 and is due on April 13, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of December 31, 2014 and 2013, Xinyu Xingbang owed $322,341 and $0 respectively to Xinyu Industry for the relevant loan.

On April 20, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB5,000,000. The loan is interest free and unsecured with a term from April 23, 2014 and is due on April 22, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $805,854 and $0 respectively to Xinyu Industry for the relevant loan.

On August 26, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a term from August 27, 2014 and is due on August 26, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $161,171 and $0 respectively to Xinyu Industry for the relevant loan.

On September 8, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB2,500,000. The loan is interest free and unsecured with a term from September 9, 2014 and is due on September 8, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of December 31, 2014 and 2013, Xinyu Xingbang owed $402,927 and $0 respectively to Xinyu Industry for the relevant loan.

On September 17, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a term from September 18, 2014 and is due on September 17, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $161,171 and $0 respectively to Xinyu Industry for the relevant loan.

On October 14, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB2,000,000. The loan is interest free and unsecured with a term from October 14, 2014 and is due on October 13, 2015. The use of this loan is solely for the operations of Xinyu Xingbang. As of December 31, 2014 and 2013, Xinyu Xingbang owed $322,341 and $0 respectively to Xinyu Industry for the relevant loan.

On December 1, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB2,000,000. The loan is interest free and unsecured with a term from December 1, 2014 and is due on November 30, 2015. The use of this loan is solely for the operations of Xinyu Xingbang. As of December 31, 2014 and 2013, Xinyu Xingbang owed $322,341 and $0 respectively to Xinyu Industry for the relevant loan.

On December 11, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB300,000. The loan is interest free and unsecured with a term from December 11, 2014 and is due on December 10, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $48,351 and $0 respectively to Xinyu Industry for the relevant loan.

On December 12, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB2,000,000. The loan is interest free and unsecured with a term from November 12, 2014 and is due on November 11, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $322,341 and $0 respectively to Xinyu Industry for the relevant loan.

Movement of amount due to related companies for the years ended December 31, 2014 and 2013 were as follows:

	December 31, 2014	December 31, 2013

Advances from related companies	$3,586,498	$2,033,248
Expenses accrued to stockholders	59,751	583,470
Expenses paid on behalf of the Company	60	-
Repayments to related companies	(498,896)	(5,529)
	$3,147,413	$2,611,189

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent registered public accounting firm Baker Tilly Hong Kong Limited, CPA, during the fiscal year ended December 31, 2014 and 2013 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	2014	2013
Audit Fees	$70,292	$69,988
TOTAL	$70,292	$69,988

Board of Directors Pre-Approval Policies and Procedures

Our audit committee reviewed and approved all audit services provided by Baker Tilly Hong Kong, and has determined that the firm's provision of such services to us during fiscal 2014 is compatible with and did not impair the independence of Baker Tilly Hong Kong. It is the practice of our director to consider and approve in advance all auditing services provided to us by our independent auditors.

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

(a) (3)  Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant (1)
3.2	Certificate of Amendment to the Articles of Incorporation (1)
3.3	Bylaws of the Registrant (1)
10.1	Share Exchange Agreement (1)
10.2	Consulting Services Agreement dated May 13, 2011 between Guangdong Xingbang and the WFOE (1)
10.3	Operating Agreement dated May 13, 2011 by and among Guangdong Xingbang, its stockholders and the WFOE (1)
10.4	Voting Rights Proxy Agreement dated May 13, 2011 by and among Guangdong Xingbang, its stockholders and the WFOE (1)
10.5	Equity Pledge Agreement dated May 13, 2011 by and among Guangdong Xingbang, its stockholders and the WFOE (1)
10.6	Option Agreement dated May 13, 2011 by and among Guangdong Xingbang, its stockholders and the WFOE (1)
10.7	Unofficial English Translation of Labor Contract between Guangdong Xingbang and Xiaohong Yao (1)
10.8	Unofficial English Translation of Labor Contract between Guangdong Xingbang and Haigang Song (1)
10.9	Unofficial English translation of the Exclusive Advertising Agency Agreement with Shopping Guide Press with respect to Guzhen Lighting Weekly (4)
10.10	Unofficial English translation of the Exclusive Advertising Agency Agreement with Shopping Guide Press with respect to China Ceramic Weekly (4)
10.11	Letter of Authorization from Shopping Guide Press (2)
10.12	Director Agreement dated June 13, 2011 with Joseph Levinson (2)
10.13	Director Agreement dated June 13, 2011 with Gangxian Su (2)
10.14	Director Agreement dated June 13, 2011 with Xingzheng Tan (2)
10.15	Director Agreement dated June 13, 2011 with Fei Wu (2)
10.16	Form of Subscription Agreement (5)
10.17	Unofficial English translation of the Exclusive Advertising Agency Agreement with Shopping Guide Press with respect to Industry Economy Remark (6)
10.18	Unofficial English translation of the Addendum Agreement with Shopping Guide dated March 6, 2013 (6)
14.1	Code of Ethics adopted on June 15, 2011 (2)
21.1	List of Subsidiaries. (6)
31.1*	Certification of CEO pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter adopted on June 15, 2011 (3)
99.2	Compensation Committee Charter adopted on June 15, 2011(3)
99.3	Nominating and Corporate Governance Committee Charter adopted on June 15, 2011(3)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Registration Statement of Form 10 (File Number 000-54429) filed on June 6, 2011.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement of Form 10 filed on July 19, 2011.
(3)	Incorporated by reference to Post-Effective Amendment No. 1 to the Company’s Registration Statement of Form 10 filed on August 9, 2011.
(4)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement of Form 10 filed on July 19, 2011. Certain provisions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.
(5)	Incorporated by reference to the Registration Statement on Form S-1 filed on November 18, 2011.
(6)	Incorporated by reference to Exhibit 10.17, 10.18 and 21.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2014.
*	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Xingbang Industry Group Inc.

Date: March 27, 2015	By:	/s/ Xiaohong Yao
Xiaohong Yao, Chairman, President and CEO
(principal executive officer)

	By:	/s/ Haigang Song
Haigang Song, Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 27, 2015	/s/ Xiaohong Yao
Xiaohong Yao, Chairman of the Board of Directors, President and CEO (principal executive officer)

March 27, 2015	/s/ Haigang Song
Haigang Song, Chief Financial Officer
(principal financial and accounting officer)

March 27, 2015	/s/ Xiaole Zhan
Xiaole Zhan, Director

March 27, 2015	/s/ Joseph Levinson
Joseph Levinson, Director

March 27, 2015	/s/ Gangxian Su
Gangxian Su, Director

March 27, 2015	/s/ Xingzheng Tan
Xingzheng Tan, Director

March 27, 2015	/s/ Fei Wu
Fei Wu, Director

CHINA XINGBANG INDUSTRY GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

China Xingbang Industry Group Inc.

We have audited the accompanying consolidated balance sheets of China Xingbang Industry Group Inc. and subsidiaries and variable interest entities, as of December 31, 2014 and 2013 and the related statements of operations and comprehensive loss, stockholders' deficit and cash flows for the years ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Xingbang Industry Group Inc. and subsidiaries and variable interest entities, as of December 31, 2014 and 2013, the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company’s operations resulted in a net loss of $3,474,219 and used cash in operations of $2,485,774 for the year ended December 31, 2014.  As of December 31, 2014, the Company had an unappropriated accumulated deficit of $8,500,442 and a working capital deficiency of $7,982,920. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BAKER TILLY HONG KONG LIMITED

Certified Public Accountants

Hong Kong

March 27, 2015

CHINA XINGBANG INDUSTRY GROUP INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2014	2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$198,744	$284,001
Accounts receivable, net	16,117	-
Prepaid expenses and other current assets	262,668	30,790
Total Current Assets	477,529	314,791

PROPERTY AND EQUIPMENT, NET	703,951	326,740
TOTAL ASSETS	$1,181,480	$641,531

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Deferred revenue	$53,161	$54,486
Other payables and accrued expenses	1,622,263	574,870
Due to stockholders	1,611,708	1,836,232
Due to related companies	5,173,317	2,098,552
Total Current Liabilities	8,460,449	4,564,140

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock ($0.001 par value, 60,000,000 shares
authorized, no shares issued as of December 31,
2014 and 2013)	-	-
Common stock ($0.001 par value, 300,000,000 shares
authorized and 81,244,000 shares issued and
outstanding as of December 31, 2014
and 2013 respectively)	81,244	81,244
Additional paid-in capital	959,330	959,330
Unappropriated accumulated deficit	(8,500,442)	(5,026,223)
Appropriated retained earnings	72,493	72,493
Accumulated other comprehensive income (loss)	108,406	(9,453)
Total Stockholders' Deficit	(7,278,969)	(3,922,609)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,181,480	$641,531

See notes to financial statements.

CHINA XINGBANG INDUSTRY GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31
	2014	2013

REVENUE
Advertising	$-	$10,093
Consulting service	-	9,760
E-commerce	37,518	-
Total revenue	37,518	19,853

COST OF REVENUE
Advertising	-	64,319
Consulting service	-	79,058
E-commerce	1,278,142	404,784
Total cost of revenue	1,278,142	548,161

GROSS LOSS	(1,240,624)	(528,308)

OPERATING EXPENSES
Selling expenses	1,256,725	499,986
General and administrative expenses	903,093	1,447,095
Impairment of website development cost	-	505,624
Depreciation - property and equipment	111,003	116,387
Total operating expenses, net	2,270,821	2,569,092

NET LOSS FROM OPERATIONS	(3,511,445)	(3,097,400)

OTHER INCOME (EXPENSES)
Interest income	1,609	1,205
Other income	37,865	55,098
Other expenses	(2,866)	(7,747)
Gain (loss) on disposal of property and equipment, net	618	(146,415)
Total other income (expenses), net	37,226	(97,859)

NET LOSS BEFORE TAXES	(3,474,219)	(3,195,259)

Income tax expense	-	-

NET LOSS	(3,474,219)	(3,195,259)

OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation gain (loss)	117,859	(69,621)

COMPREHENSIVE LOSS	$(3,356,360)	$(3,264,880)

Net loss per share
- basic and diluted	$(0.04)	$(0.04)

Weighted average number of shares outstanding during the year
- basic and diluted	81,244,000	81,244,000

See notes to financial statements.

CHINA XINGBANG INDUSTRY GROUP INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

						Accumulated
	Common stock		Additional	Unappropriated	Appropriated	other
	Number of		paid-in	accumulated	retained	comprehensive
	shares	Amount	capital	deficit	earnings	gain (loss)	Total

Balance at December 31, 2012 (consolidated)	81,244,000	$81,244	$959,330	$(1,830,964)	$72,493	$60,168	$(657,729)
Net loss for the year	-	-	-	(3,195,259)	-	-	(3,195,259)
Foreign currency translation loss	-	-	-	-	-	(69,621)	(69,621)
Balance at December 31, 2013 (consolidated)	81,244,000	$81,244	$959,330	$(5,026,223)	$72,493	$(9,453)	$(3,922,609)
Net loss for the year	-	-	-	(3,474,219)	-	-	(3,474,219)
Foreign currency translation gain	-	-	-	-	-	117,859	117,859
Balance at December 31, 2014 (consolidated)	81,244,000	$81,244	$959,330	$(8,500,442)	$72,493	$108,406	$(7,278,969)

See notes to financial statements.

CHINA XINGBANG INDUSTRY GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,474,219)	$(3,195,259)
Adjusted to reconcile net loss to cash used in operating activities:
Depreciation - property and equipment	111,003	116,387
Amortization - website development cost	-	114,961
Impairment of website development cost	-	505,624
(Gain) loss on disposal of property and equipment, net	(618)	146,415
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(16,228)	-
Prepaid expenses and other current assets	(234,235)	68,555
Increase (decrease) in:
Accounts payable	-	(2,212)
Deferred revenue	-	(19,852)
Other payables and accrued expenses	1,068,712	(74,462)
Income tax payable	-	(67,863)
Related companies payables	59,811	583,470
Stockholders payables	-	181,528
Net cash used in operating activities	(2,485,774)	(1,642,708)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(501,705)	(141,401)
Payments for website development cost	-	(168,685)
Proceeds from disposals of property and equipment	3,499	5,328
Net cash used in investing activities	(498,206)	(304,758)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related companies	3,586,498	2,033,248
Repayments to stockholders	(181,110)	-
Repayments to related companies	(498,896)	(5,529)
Net cash provided by financing activities	2,906,492	2,027,719

EFFECT OF EXCHANGE RATES ON CASH	(7,769)	6,218

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(85,257)	86,471

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	284,001	197,530

CASH AND CASH EQUIVALENTS AT END OF YEAR	$198,744	$284,001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$-	$-
Cash paid for income tax	$-	$17,638

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

Xinyu Xingbang Information Industry Co., Ltd (“Xinyu Xingbang”) was incorporated in the PRC on June 11, 2012 for the purpose of continuing the business of Guangdong Xingbang as Guangdong Xingbang winds down its operations. Pursuant to the Articles of Associations of Xinyu Xingbang, Guangdong Xingbang and the WFOE each invested $787,030 (RMB 5,000,000) in Xinyu Xingbang and each owns 50% of the equity interest of Xinyu Xingbang. Under the Xinyu Xingbang Articles of Association, the WFOE is entitled to appoint the sole director and all members of the management team of Xinyu Xingbang and the WFOE is entitled to receive 99.99% of Xinyu Xingbang’s net profit. Based on the relevant PRC regulations, an Internet Content Provider license, or ICP license, issued by the Chinese Ministry of Industry and Information Technology, is required for Xinyu Xingbang to conduct business as currently contemplated.  In order to be granted the ICP license, foreign investor’s ownership of Xinyu Xingbang cannot exceed 50%. Xinyu Xingbang obtained its ICP license in February 2013. Guangdong Xingbang which does not have any revenue generating operations will continue its corporate existence to hold the equity interest in Xinyu Xingbang.

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

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives.  The estimated useful lives are as follows:

Leasehold improvements	10 years (or the lease term, if shorter)
Motor vehicles	5 years
Office equipment	5 years

(G)	Long-lived assets

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

(H)	Fair value of financial instruments

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

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820 as the carrying values of cash and cash equivalents, net, other current assets, due to related companies and stockholders and other payables and accrued expenses approximate their fair values due to the short maturities of these instruments.

The carrying amounts of the Company's financial instruments at December 31 are summarized as follows:

	2014	2013
Financial assets:
Cash and cash equivalents	$198,744	$284,001
Other current assets	117,035	15,853
Financial Liabilities:
Other payables and accrued expenses	1,622,263	574,870
Due to stockholders	1,611,708	1,836,232
Due to related companies	5,173,317	2,098,552

(I)	Revenue recognition

The Company recognizes revenues under ASC 605, Revenue Recognition when all of the following have occurred: persuasive evidence of arrangement with the customer, services have been performed, fees are fixed or determinable and collectability of the fees is reasonably assured.

Advertising

The Company previously published two weekly newspapers, namely “Guzhen Lighting Weekly” and “China Ceramic Weekly”.  The newspapers were distributed free of charge to manufacturers, dealers, accessory providers and decoration designers engaged in lighting and ceramics industries in the PRC. During the second quarter of 2012, the printing and publication of the two newspapers were combined into one, namely “Industry Economy Review”. The combined newspaper was distributed free of charge to general distributors engaged in the home furnishings industry in the PRC. The Company derived revenue from the sale of advertising space in the newspaper. Newspaper advertising contracts generally had a term of one year or less. The customers usually paid the fees in advance which are recorded as deferred revenue under current liabilities. The advertising revenue was recognized as income when the advertisements are published in the newspaper or the related advertising services are rendered.

As of December 31, 2013, we ceased the production of our newspaper as we have been shifting the focus to e-commerce. The circulation of the “Industry Economy Review” was discontinued on December 31, 2013.

Consulting service

The Company previously provided various marketing consulting services to its clients in the PRC based on a negotiated fixed-price time contract. The clients usually paid the fees in advance when the contract is signed or before the commencement of work. The Company recognized these services-based revenues from contracts when (i) services are rendered; (ii) clients recognized the completion of services; and (iii) collectability is reasonably assured. Fees received in advance were recorded as deferred revenue under current liabilities. The consulting service business was discontinued as of December 31, 2013.

E-Commerce

The Company provides various e-commerce services to its clients in the PRC based on a negotiated fixed-price time contract for use of its online platform. The clients usually pay the fees in advance when the contract is signed or before the use of e-commerce. The Company recognizes these services-based revenues from contracts when (i) services are rendered; (ii) clients recognized the completion of services; and (iii) collectability is reasonably assured. Fees received in advance are recorded as deferred revenue under current liabilities. The Company also develops other sources of revenue and charges commission on transactions made through the Ju51 mall. Besides the ju51 platform, the Company also signed an agency agreement with Xinyu Zhongxing Decoration Technical Network Company Limited (“Zhongxing Decoration”) as a business strategy partner, which helps finding technical service station, developing and operating channel service, and promotion. As an agency, it shares partial profit from the Company’s e-commerce platform, 5% from the trading commission from each merchant’s transaction in Ju51 platform, 100% from technical service station annual fee, and 10% of the franchise service platform service fee income.

(J)	Cost of revenue

Cost of advertising

Cost of advertising mainly includes printing cost, editorial fees, agent fees and business tax which are recognized as the costs are incurred.

Cost of consulting service

Cost of consulting services mainly includes the salaries of consulting service providers and business tax related to the service.

Cost of e-commerce

Cost of e-commerce mainly includes amortization of website development cost, salaries of website administrators, commission paid to technical service stations, service fee for Media Integrated Advertising Communication Package and business tax related to the service.

(K)	Income taxes

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

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the profit or loss, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax asset and liabilities on a net basis. As of December 31, 2014 and 2013, the Company has no net deferred tax assets.

(L)	Foreign currency transactions

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

The exchange rates used to translate amounts in HK$ and RMB into US$ for the purposes of preparing the financial statements were as follows:

	December 31, 2014	December 31, 2013
Balance sheet items, except for share capital, additional paid-in capital and retained earnings as of year ended	US$1=HK$7.8 =RMB6.2046	US$1=HK$7.8 =RMB6.0537

Amounts included in the statements of operations and cash flows for the year	US$1=HK$7.8 =RMB6.1620	US$1=HK$7.8 =RMB6.1478

The translation gain recorded for the year ended December 31, 2014 was $117,859. The translation loss recorded for the year ended December 31, 2013 was $69,621.

No presentation is made that RMB amounts have been, or would be, converted into US$ at the above rates. Although the Chinese government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that RMB could be converted into US$ at that rate or any other rate.

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in PRC’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US$ reporting.

(M)	Other comprehensive gain (loss)

The foreign currency translation gains (losses) resulting from translation of the financial statements expressed in HK$ and RMB to US$ are reported as other comprehensive gain (loss) in the statements of operations and stockholders’ deficit. Other comprehensive gain for the year ended December 31, 2014 and other comprehensive loss for the year ended December 31, 2013 was $117,859 and $69,621 respectively.

(N)	Segments

ASC 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company has determined it has three reportable segments, advertising, consulting service and e-commerce. (See Note 9).

(O)	Recent Accounting Pronouncements

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

In August 2014, FASB issued ASU No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Accounting Standards Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current time, management does not believe that it met conditions which would make the Company's financial statements for this period be subject to additional disclosure requirements.

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

As required by ASC 810-10, the Company performs a qualitative assessment to determine whether the Company remains the primary beneficiary of Guangdong Xingbang, which also owns 50% of the equity interest of Xinyu Xingbang.  A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and the parties involved in the design of the entity. The Company’s assessment on the involvement with Guangdong Xingbang reveals that the Company has the absolute power to direct the most significant activities that impact the economic performance of Guangdong Xingbang and Xinyu Xingbang. Under the accounting guidance, the Company is deemed to be the primary beneficiary of Guangdong Xingbang and the results of Guangdong Xingbang and Xinyu Xingbang are consolidated in the Company’s group financial statements for financial reporting purposes. As of December 31, 2014 and 2013, the Company has no equity interest in Guangdong Xingbang, none of the Company’s assets serve as collateral for Guangdong Xingbang; creditors of Guangdong Xingbang have no recourse to the Company; and the Company has not provided any guarantees to Guangdong Xingbang.

The assets and liabilities associated with Guangdong Xingbang and Xinyu Xingbang are consolidated and presented on a gross basis, prior to consolidation adjustments with other entities in the Group, and are as follows:

	As of December 31,
	2014	2013

Cash and cash equivalents	$137,870	$258,701
Accounts receivable, net	16,117	-
Prepaid expenses and other current assets	255,660	30,790
Due from group companies	1,401,127	1,136,975
Property and equipment, net	703,951	326,740
Total assets	$2,514,725	$1,753,206

Deferred revenue	$53,161	$54,486
Other payables and accrued expenses	1,577,392	531,204
Due to group companies	400,993	444,026
Due to stockholders	805,854	1,010,291
Due to related companies	5,173,317	2,098,552
Total current liabilities	8,010,717	4,138,559
Deficit of variable interest entities	(5,495,992)	(2,385,353)
Total liabilities and deficit	$2,514,725	$1,753,206

As of December 31, 2014, the Company agreed to waive the management fee payable by Guangdong Xingbang for a period of 3 years from May 13, 2014 to May 12, 2017 in order for Guangdong Xingbang to keep enough cash to fund its e-commerce business.

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

Immediately prior to the PRC restructuring transactions that were completed on May 13, 2011, the Chief Executive Officer of the Company, Mr. Yao Xiaohong (“Mr. Yao”) and his spouse controlled Guangdong Xingbang as they owned 90% and 10% respectively of its registered capital. The Chief Executive Officer also indirectly controlled WFOE as he owned 56.25% of the issued share capital of Xingbang BVI, the sole stockholder of WFOE. As WFOE and Guangdong Xingbang are under common control, the contractual arrangements have been accounted for as a reorganization of entities under common control and the Group’s financial statements were prepared as if the reorganization occurred at the beginning of the first period presented.

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

3.           GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s operations resulted in a net loss of $3,474,219 and used cash in operations of $2,485,774 for the year ended December 31, 2014.  As of December 31, 2014, the Company had an unappropriated accumulated deficit of $8,500,442 and a working capital deficiency of $7,982,920.

In the course of its development activities, the Company continues to sustain losses. The Company predicts that it will start generating profits in 2015. The Company expects to finance its operations primarily through capital contributions from stockholders and related companies. The Company borrowed from stockholders and related companies a net amount of $2,906,492 during 2014, and the stockholders and related companies agreed to lend more funds to the Company as needed for management to execute its business plan for at least the next twelve months.

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

4.           PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31 consisted of the following:

	2014	2013

Advance to staff	$10,775	$955
Prepaid expenses	134,858	13,982
Rental and other deposits paid	15,325	13,501
Other receivables	101,710	2,352
	$262,668	$30,790

5.           PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment, net at December 31:

	2014	2013
Leasehold improvements	$93,560	$95,893
Office equipment	889,769	447,159
Motor vehicles	319,911	327,885
	1,303,240	870,937
Less: accumulated depreciation	(599,289)	(544,197)
	$703,951	$326,740

Depreciation expenses for the years ended December 31, 2014 and 2013 were $111,003 and $116,387 respectively. Net gain on disposal of property and equipment for the year ended December 31, 2014 was $618 and net loss on disposal of property and equipment for the year ended December 31, 2013 was $146,415.

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

6.           OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses at December 31 consisted of the following:

	2014	2013

Customer deposits and prepayments	$1,202,093	$258,010
Business and other taxes payable	9,720	48,710
Other payables	6,744	76,664
Accrued expenses	403,706	191,486
	$1,622,263	$574,870

7.           OTHER INCOME

For the years ended December 31, 2014 and 2013, the Company recorded other income of $37,865 and $55,098 respectively. For the year ended December 31, 2014, the other income is mainly contributed by the government grant from finance bureau. For the year ended December 31, 2013, the other income is mainly contributed by the overprovision of payables booked in prior years.

8.           INCOME TAX

Xingbang NV was incorporated in the United States on April 12, 2011 and has net operating loss carry forwards for income taxes amounting to approximately $1,401,645 as of December 31, 2014 which may be available to reduce future years’ taxable income. These net operating loss carry forwards will expire, if not utilized, commencing in 2030. Management believes that the realization of the benefits from these losses appears uncertain due to the Xingbang’s NV limited operating history and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no net deferred tax asset benefit has been recorded. The respective valuation allowance at December 31, 2014 was approximately $476,559. The net change in the valuation allowance for 2014 was an increase of approximately $95,587.

Xingbang BVI was incorporated in the BVI on March 24, 2011 and under current laws of the BVI and is not subject to tax on income.

Xingbang HK was incorporated in Hong Kong and is subject to the income tax regulation of Hong Kong. No provision for income tax has been made. Xingbang HK has incurred operating loss for the year ended December 31, 2014. The tax loss cannot be carried forward to reduce future years’ taxable income as there was no revenue earned during the year.

WFOE was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable income tax rate is 25%. WFOE did not have any revenue during the year ended December 31, 2014 and, accordingly, no income tax has been provided. WFOE has net operating loss carry forwards for income taxes amounting to approximately $4,362 as of December 31, 2014 which may be available to reduce future year’s taxable income. These net operating loss carry forwards will expire, if not utilized, commencing in 2016. Management believes that the realization of the benefits from these losses appears uncertain due to WFOE’s limited operating history and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no net deferred tax asset benefit has been recorded. Together with other temporary differences, the net valuation allowance at December 31, 2014 has approximately $1,085. The net change in the valuation allowance for 2014 was an increase of approximately $231.

Guangdong Xingbang was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable income tax rate is 25%. Starting in 2009, the Company was qualified as a "new or high-technology enterprise" in which its income tax rate is reduced to 15% until year 2012. No provision for income tax has been made as Guangdong Xingbang did not have assessable net income for the year. The qualification has expired and the tax rate is 25% in 2014. Guangdong Xingbang has net operating loss carry forwards for income taxes amounting to approximately $2,711,836 as of December 31, 2014 which may be available to reduce future years’ taxable income. These net operating loss carry forwards will expire, if not utilized, commencing in 2016. Management believes that the realization of the benefits from these losses appears uncertain due to the Guangdong Xingbang’s limited operating history and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no net deferred tax asset benefit has been recorded. Together with other temporary differences, the net valuation allowance at December 31, 2014 was approximately $861,454. The net change in the valuation allowance for 2014 was an increase of approximately $402,672.

Xinyu Xingbang was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable income tax rate is 25%.  No provision for income tax has been made as Xinyu Xingbang did not have assessable net income for the year. Xinyu Xingbang has net operating loss carry forwards for income taxes amounting to approximately $1,795,787 as of December 31, 2014 which may be available to reduce future years’ taxable income. These net operating loss carry forwards will expire, if not utilized, commencing in 2018. Management believes that the realization of the benefits from these losses appears uncertain due to Xinyu Xingbang’s limited operating history and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no net deferred tax asset benefit has been recorded. Together with other temporary differences, the net valuation allowance at December 31, 2014 was approximately $880,190. The net change in the valuation allowance for 2014 was an increase of approximately $465,244.

The tax effects of significant items comprising deferred tax assets as of December 31, 2014 and 2013 are as follows:

	2014	2013

Deferred tax assets:
Depreciation and amortization of property and equipment and website development cost	$467,107	$173,093
Deferred revenue	78,610	40,327
Payables and accrued expenses	73,504	206,527
Tax loss	1,604,555	835,607
	2,223,776	1,255,554
Deferred tax liabilities:
Receivables and prepaid expenses	(4,488)	-
	2,219,288	1,255,554

Valuation allowance	(2,219,288)	(1,255,554)
	$-	$-

The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013

Loss before income taxes	$(3,474,219)	$(3,195,259)

Tax at PRC statutory income tax rate of 25%	(868,555)	(798,815)
Effect of different tax rates of subsidiaries operating in other jurisdiction	(24,957)	(27,285)
Non-deductible expenses	6,959	49,925
Non-taxable income	(8,114)	-
Valuation allowance	963,734	759,325
Others	(69,067)	16,850
Income tax expenses	$-	$-

9.          SEGMENTS

The Company operates in three reportable segments, advertising, consulting services and e-commerce. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated on consolidation. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the years ended December 31, 2014 and 2013:

2014	Advertising	Consulting Services	E-commerce	Elimination	Total
Revenues	$-	$-	$37,518	$-	$37,518
Gross loss	-	-	(1,278,142)	-	(1,278,142)
Net loss	-	-	(3,474,219)	-	(3,474,219)
Total assets	-	-	1,181,480	-	1,181,480
Capital expenditure	-	-	501,705	-	501,705
Depreciation and amortization	-	-	111,003	-	111,003

2013	Advertising	Consulting Services	E-commerce	Elimination	Total
Revenues	$10,093	$9,760	$-	$-	$19,853
Gross loss	(54,226)	(69,298)	(404,784)	-	(528,308)
Net loss	(1,649,091)	(166,710)	(1,073,496)	-	(2,889,297)
Total assets	436,241	25,661	179,629	-	641,531
Capital expenditure	96,153	5,656	208,277	-	310,086
Depreciation and amortization	79,144	4,655	147,549	-	231,348

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information

	2014	2013
Total net loss for reportable segments	$(3,474,219)	$(2,889,297)

Unallocated amounts relating to corporate operations	-	(305,962)
Total net loss	$(3,474,219)	$(3,195,259)

10.         STOCKHOLDERS’ DEFICIT

(A)	Common stock

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

For the years ended December 31, 2014 and 2013, the Company has no contractually controlled affiliate to its reserve funds based on its net income in accordance with the laws and regulations of the PRC.

11.         COMMITMENTS AND CONTINGENCIES

(A)	Defined contribution retirement plans

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the years ended December 31, 2014 and 2013 were $287,072 and $88,273 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B)	Rental leases commitment

Guangdong Xingbang leases office premises from two stockholders (Mr. Yao and his spouse) under an operating lease at a monthly rental of $15,472 until December 31, 2016 pursuant to certain lease agreement.

In September 2013, Guangdong Xingbang lease Zhongshan office premises from an independent third party, Zhongshan Guzhen Asset Management Ltd, pursuant to a lease agreement and pays a monthly rental of $1,845, which expires on August 31, 2018.

Xinyu Xingbang leases office premises from Xinyu Industry under an operating lease at a monthly rental of $2,740, which expires on June 30, 2015. Mr. Yao and his spouse own 90% and 10% respectively, of the registered capital of Xinyu Industry.

In August 2014, Xinyu Xingbang leased Guangzhou office premises from an independent third party, Jingyan Yang, pursuant to a lease agreement and pays a monthly rental of $1,048. The lease shall expire on August 27, 2015.

As of December 31, 2014, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:

For the fiscal years ending December 31,
2015	222,790
2016	222,571
2017	36,902
2018	24,602
Total	$506,865

Rental expenses for the year ended December 31, 2014 and 2013 was $246,571 and $772,447 respectively.

(C)	Capital commitment

As of December 31, 2014, the Company had contracted capital commitment of $11,429 for the purchase of office furniture.

12.         RELATED PARTY TRANSACTIONS

Rental expenses paid to stockholders and a related company

Guangdong Xingbang leases office premises from two stockholders (Mr. Yao and his spouse) under an operating lease at a monthly rental of $15,363 which was due to expire on December 31, 2013. Guangdong Xingbang renewed the lease with a three-year term and is obligated to pay monthly rent of approximately RMB96,000 (approximately $15,472) until December 31, 2016. For the years ended December 31, 2014 and 2013, Guangdong Xingbang paid rent to these two stockholders of $186,952 and $181,528 respectively.

In June 2012, Xinyu Xingbang entered into a lease agreement with Xinyu Industry for office premises whereby the monthly rental is $2,740. The lease started on July 1, 2012 and will expire on June 30, 2015. For the years ended December 31, 2014 and 2013, Xinyu Xingbang paid the rent to Xinyu Industry of $33,106 and $33,183 respectively.

In October 2012, Xinyu Xingbang entered into a lease agreement with Xinyu Industry for showrooms with a monthly rental of $46,570. The lease started on October 1, 2012 and shall expire on September 30, 2016. On December 31, 2013, Xinyu Xingbang and Xinyu Industry agreed to terminate of the lease agreement. For the years ended December 31, 2014 and 2013, Xinyu Xingbang paid a rent to Xinyu Industry of $0 and $550,287 respectively.

Expenses paid to a related company

For the years ended December 31, 2014 and 2013, Xinyu Xingbang paid service fee for Media Integrated Advertising Communication Package to Zhongxing Decoration of $14,606 and $0 respectively.

For the years ended December 31, 2014 and 2013, Xinyu Xingbang paid commission to Zhongxing Decoration for service flagship stores of $12,042 and $0 respectively. Mr. Yao and his spouse own 80% and 20% respectively, of the registered capital of Zhongxing Decoration.

Due to stockholders

As of December 31, 2014 and 2013, Guangdong Xingbang owed $0 and $184,350 respectively, to Mr. Yao and his spouse for lease of office premises used by Guangdong Xingbang. The amount due is unsecured, interest free and repayable on demand.

As of December 31, 2014 and 2013, WFOE owed $805,854 and $825,941 respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 11, 2012 and was due on June 10, 2013. On May 31, 2013 and August 7, 2014, the loan was renewed with the same terms and a renewed due date of June 11, 2015. The proceeds of the loan were used as the capital investment in Xinyu Xingbang, which is 50% owned by WFOE and 50% owned by Guangdong Xingbang.

As of December 31, 2014 and 2013, Guangdong Xingbang owed $805,854 and $825,941 respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 19, 2012 and was due on June 18, 2013. On June 10, 2013 and July 30, 2014, the loan was renewed with the same terms and a renewed due date of June 18, 2015. The proceeds of the loan were used as the capital investment in Xinyu Xingbang, which is 50% owned by WFOE and 50% owned by Guangdong Xingbang.

Movement of amount due to stockholders for the years ended December 31, 2014 and 2013 were as follows:

	December 31, 2014	December 31, 2013

Expenses accrued to stockholders	$-	$181,528
Repayments to stockholders	(181,110)	-
	$(181,110)	$181,528

Due to related companies

As of December 31, 2014 and 2013, Xinyu Xingbang owed $65,760 and $33,698 respectively to Xinyu Industry for rental expense of office used by Xinyu Xingbang. The amount due is unsecured, interest free and repayable on demand.

As of December 31, 2014 and 2013, Xinyu Xingbang owed $14,506 and $0 respectively to Zhongxing Decoration, for service fee paid for Media Integrated Advertising Communication Package. The amount due is unsecured, interest free and repayable on demand.

As of December 31, 2014 and 2013, Xinyu Xingbang owed $60 and $0 respectively to Zhongxing Decoration, for staff housing fund and social insurance paid on behalf of Xinyu Xingbang. The amount due is unsecured, interest free and repayable on demand.

On January 3, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a loan period started on January 5, 2013 and became due on January 4, 2014. On January 3, 2014 and January 4, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of January 4, 2016. The use of this loan is solely for the operations of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $161,171 and $165,189 respectively to Xinyu Industry for the relevant loan.

On January 10, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB5,000,000. The loan is interest free and unsecured with a loan period started on January 15, 2013 and became due on January 14, 2014. On January 10, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of January 14, 2015. The use of this loan is only for the operation of Xinyu Xingbang. RMB3,000,000 was repaid on December 3, 2014. On January 14, 2015, the loan agreement with Xinyu Industry was renewed with an amount of RMB2,000,000, the same terms and a renewed due date of January 14, 2016. As of December 31, 2014 and 2013, Xinyu Xingbang owed $322,341 and $825,942 respectively to Xinyu Industry for the relevant loan.

On May 30, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on June 6, 2013 and is due on June 5, 2014. On July 30, 2014, the loan was renewed with the same terms and a renewed due date of June 5, 2015. The use of this loan is only for the operation of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $80,585 and $82,594 respectively to Xinyu Industry for the relevant loan.

On July 25, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on July 31, 2013 and was due on July 30, 2014. On July 30, 2014, the loan was renewed with the same terms and a renewed due date of July 30, 2015. The use of this loan is only for the operation of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $80,585 and $82,594 respectively to Xinyu Industry for the relevant loan.

On September 5, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on September 10, 2013 and was due on September 10, 2014. On September 9, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of September 9, 2015. The use of this loan is only for the operation of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $80,585 and $82,594 respectively to Xinyu Industry for the relevant loan.

On September 5, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on September 12, 2013 and was due on September 11, 2014. On September 11, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of September 11, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of December 31, 2014 and 2013, Xinyu Xingbang owed $80,585 and $82,594 respectively to Xinyu Industry for the relevant loan.

On December 8, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on December 12, 2013 and is due on December 11, 2014. On December 12, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of December 11, 2015. The use of this loan is only for the operation of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $80,585 and $82,594 respectively to Xinyu Industry for the relevant loan.

On December 8, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB4,000,000. The loan is interest free and unsecured with a loan period started on December 12, 2013 and is due on December 11, 2014. On December 12, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of December 11, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of December 31, 2014 and 2013, Xinyu Xingbang owed $644,683 and $660,753 respectively to Xinyu Industry for the relevant loan.

On January 14, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on January 14, 2014 and is due on January 13, 2015. On January 13, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of January 13, 2016. The use of this loan is solely for the operations of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $80,585 and $0 respectively to Xinyu Industry for the relevant loan.

On February 11, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a term from February 13, 2014 and is due on February 12, 2015. On February 12, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of February 12, 2016. The use of this loan is solely for the operations of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $80,585 and $0 respectively to Xinyu Industry for the relevant loan.

On February 11, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a term from February 12, 2014 and is due on February 11, 2015. On February 11, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of February 11, 2016. The use of this loan is only for the operation of Xinyu Xingbang. As of December 31, 2014 and 2013, Xinyu Xingbang owed $161,171 and $0 respectively to Xinyu Industry for the relevant loan.

On March 8, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB300,000. The loan is interest free and unsecured with a term from March 12, 2014 and is due on March 11, 2015. On March 11, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of March 11, 2016. The use of this loan is solely for the operations of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $48,351 and $0 respectively to Xinyu Industry for the relevant loan.

On March 8, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a term from March 12, 2014 and is due on March 11, 2015. On March 11, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of March 11, 2016. The use of this loan is only for the operation of Xinyu Xingbang. As of December 31, 2014 and 2013, Xinyu Xingbang owed $80,585 and $0 respectively to Xinyu Industry for the relevant loan.

On April 10, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,500,000. The loan is interest free and unsecured with a term from April 14, 2014 and is due on April 13, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $241,756 and $0 respectively to Xinyu Industry for the relevant loan.

On April 10, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB2,000,000. The loan is interest free and unsecured with a term from April 14, 2014 and is due on April 13, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of December 31, 2014 and 2013, Xinyu Xingbang owed $322,341 and $0 respectively to Xinyu Industry for the relevant loan.

On April 20, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB5,000,000. The loan is interest free and unsecured with a term from April 23, 2014 and is due on April 22, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $805,854 and $0 respectively to Xinyu Industry for the relevant loan.

On August 26, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a term from August 27, 2014 and is due on August 26, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $161,171 and $0 respectively to Xinyu Industry for the relevant loan.

On September 8, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB2,500,000. The loan is interest free and unsecured with a term from September 9, 2014 and is due on September 8, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of December 31, 2014 and 2013, Xinyu Xingbang owed $402,927 and $0 respectively to Xinyu Industry for the relevant loan.

On September 17, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a term from September 18, 2014 and is due on September 17, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $161,171 and $0 respectively to Xinyu Industry for the relevant loan.

On October 14, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB2,000,000. The loan is interest free and unsecured with a term from October 14, 2014 and is due on October 13, 2015. The use of this loan is solely for the operations of Xinyu Xingbang. As of December 31, 2014 and 2013, Xinyu Xingbang owed $322,341 and $0 respectively to Xinyu Industry for the relevant loan.

On December 1, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB2,000,000. The loan is interest free and unsecured with a term from December 1, 2014 and is due on November 30, 2015. The use of this loan is solely for the operations of Xinyu Xingbang. As of December 31, 2014 and 2013, Xinyu Xingbang owed $322,341 and $0 respectively to Xinyu Industry for the relevant loan.

On December 11, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB300,000. The loan is interest free and unsecured with a term from December 11, 2014 and is due on December 10, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $48,351 and $0 respectively to Xinyu Industry for the relevant loan.

On December 12, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB2,000,000. The loan is interest free and unsecured with a term from November 12, 2014 and is due on November 11, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of December 31, 2014 and 2013, Guangdong Xingbang owed $322,341 and $0 respectively to Xinyu Industry for the relevant loan.

Movement of amount due to related companies for the years ended December 31, 2014 and 2013 were as follows:

	December 31, 2014	December 31, 2013

Advances from related companies	$3,586,498	$2,033,248
Expenses accrued to stockholders	59,751	583,470
Expenses paid on behalf of the Company	60	-
Repayments to related companies	(498,896)	(5,529)
	$3,147,413	$2,611,189

13.         CONCENTRATIONS AND RISKS

As of December 31, 2014 and 2013, all of the Company’s assets were located in the PRC and Hong Kong and all of the Company’s revenues were derived from customers located in the PRC.

For the year ended December 31, 2014 and 2013, there were no suppliers according for 10% or more of the Company’s purchases.

Details of the customers accounting for 10% or more of the Company’s sales are as follows:

	Customer A	Customer B
For the year ended December 31,
2014	-	41%

2013	82%	-

As of December 31, 2014 and 2013, the accounts receivable from these customers were $16,117 and $0.

14.         SUBSEQUENT EVENTS

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements, other than noted herein.

On January 4, 2015, the loan agreement between Guangdong Xingbang and Xinyu Industry amounted to $161,171 (RMB1,000,000) was renewed. The loan is interest free and unsecured with a loan period started on January 5, 2015 and is due for repayment on January 4, 2016. The loan agreement was fully paid off in January 2015.

On January 13, 2015, the loan agreement between Guangdong Xingbang and Xinyu Industry amounted to $80,585 (RMB500,000) was renewed. The loan is interest free and unsecured with a loan period started on January 14, 2015 and is due for repayment on January 13, 2016. The loan agreement was fully paid off in January 2015.

On January 14, 2015, the loan agreement between Xinyu Xingbang and Xinyu Industry amounted to $322,341 (RMB2,000,000) was renewed. The loan is interest free and unsecured with a loan period started on January 15, 2015 and is due for repayment on January 14, 2016. The loan agreement was fully paid off in January 2015.

On February 11, 2015, the loan agreement between Xinyu Xingbang and Xinyu Industry amounted to $161,171 (RMB1,000,000) was renewed. The loan is interest free and unsecured with a loan period started on February 12, 2015 and is due for repayment on February 11, 2016. The loan agreement was fully paid off in February 2015.

On February 12, 2015, the loan agreement between Guangdong Xingbang and Xinyu Industry amounted to $80,585 (RMB500,000) was renewed. The loan is interest free and unsecured with a loan period started on February 13, 2015 and is due for repayment on February 12, 2016. The loan agreement was fully paid off in February 2015.

On March 11, 2015, the loan agreement between Guangdong Xingbang and Xinyu Industry amounted to $48,351 (RMB300,000) was renewed. The loan is interest free and unsecured with a loan period started on March 12, 2015 and is due for repayment on March 11, 2016. The loan agreement was fully paid off in March 2015.

On March 11, 2015, the loan agreement between Xinyu Xingbang and Xinyu Industry amounted to $80,585 (RMB500,000) was renewed. The loan is interest free and unsecured with a loan period started on March 12, 2015 and is due for repayment on March 11, 2016. The loan agreement was fully paid off in March 2015.

On January 12, 2015, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of $322,341 (RMB2,000,000). The loan is interest free and unsecured with a loan period started on January 13, 2015 and is due for repayment on January 12, 2016. The use of this loan is only for the operation of Guangdong Xingbang.

On January 12, 2015, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of $161,171 (RMB1,000,000). The loan is interest free and unsecured with a loan period started on January 13, 2015 and is due for repayment on January 12, 2016. The use of this loan is only for the operation of Xinyu Xingbang.

On February 8, 2015, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of $225,639 (RMB1,400,000). The loan is interest free and unsecured with a loan period started on February 9, 2015 and is due for repayment on February 8, 2016. The use of this loan is only for the operation of Guangdong Xingbang.

On February 10, 2015, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of $161,171 (RMB1,000,000). The loan is interest free and unsecured with a loan period started on February 11, 2015 and is due for repayment on February 10, 2016. The use of this loan is only for the operation of Xinyu Xingbang.

Starting from January 2015, in order to have a more direct cooperation of technical service station, Xinyu Xingbang, Zhongxing Decoration and technical service stations entered into a third party agreement pursuant to which Zhongxing Decoration gave up as the middle person, allowing Xinyu Xingbang to directly sign cooperation agreements with technical service stations.

