Form 10-Q
period 2015-03-31
China Xingbang Industry Group Inc.
filed 2015-05-15
CIK 1521222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 81,244,000 shares of common stock, par value $0.001, as of May 15, 2015.

CHINA XINGBANG INDUSTRY GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

* * *

In this quarterly report, unless otherwise specified or the context otherwise requires, the terms “we” “us,” “our,” and the “Company” refer to China Xingbang Industry Group Inc. and our consolidated subsidiaries and variable interest entities taken together as a whole.

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended, we have elected to comply throughout this quarterly report with the scaled disclosure requirements applicable to “smaller reporting companies.” Except as specifically included in the quarterly report, items not required by the scaled disclosure requirements have been omitted.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA XINGBANG INDUSTRY GROUP INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

CONTENTS

Pages

Condensed Consolidated Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014	F-2

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2015 and 2014 (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (Unaudited)	F-4

Notes to the Condensed Consolidated Financial Statements (Unaudited)	F-5 - F-15

CHINA XINGBANG INDUSTRY GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$395,852	$198,744
Accounts receivable, net	16,132	16,117
Prepaid expenses and other current assets	1,182,248	262,668
Total Current Assets	1,594,232	477,529

PROPERTY AND EQUIPMENT, NET	700,716	703,951
TOTAL ASSETS	$2,294,948	$1,181,480

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Deferred revenue	$53,208	$53,161
Other payables and accrued expenses	2,190,725	1,622,263
Due to a stockholder	1,613,164	1,611,708
Due to related companies	7,679,382	5,173,317
Total Current Liabilities	11,536,479	8,460,449

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock ($0.001 par value, 60,000,000 shares authorized, no shares issued as of March 31, 2015 and December 31, 2014)	-	-
Common stock ($0.001 par value, 300,000,000 shares authorized, 81,244,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014)	81,244	81,244
Additional paid-in capital	959,330	959,330
Unappropriated accumulated deficits	(10,444,855)	(8,500,442)
Appropriated retained earnings	72,493	72,493
Accumulated other comprehensive income	90,257	108,406
Total Stockholders' Deficit	(9,241,531)	(7,278,969)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,294,948	$1,181,480

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHINA XINGBANG INDUSTRY GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended March 31,
	2015	2014
REVENUE	$43,836	$1,284

COST OF REVENUE	848,534	184,460

GROSS LOSS	(804,698)	(183,176)

OPERATING EXPENSES
Selling expenses	727,271	137,344
General and administrative expenses	372,190	178,023
Depreciation – property and equipment	40,071	22,323
Total Operating Expenses, net	1,139,532	337,690

NET LOSS FROM OPERATIONS	(1,944,230)	(520,866)

OTHER (EXPENSES) INCOME, NET
Interest income	268	154
Other income	817	185
Other expenses	(861)	(335)
(Loss) gain on disposal of property and equipment	(407)	2,516
Total Other (Expenses) Income, net	(183)	2,520

NET LOSS BEFORE TAXES	(1,944,413)	(518,346)
Income tax expense	-	-
NET LOSS	(1,944,413)	(518,346)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss) gain	(18,149)	111,249

TOTAL COMPREHENSIVE LOSS	$(1,962,562)	$(407,097)

Net loss per share - basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	81,244,000	81,244,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHINA XINGBANG INDUSTRY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,944,413)	$(518,346)
Adjusted to reconcile net loss to net cash used in operating activities:
Depreciation – property and equipment	40,071	22,323
Loss (gain) on disposal of property and equipment	407	(2,516)
Changes in operating assets and liabilities
Increase in:
Prepaid expenses and other current assets	(913,853)	(22,602)
Increase (decrease) in:
Other payables and accrued expenses	563,542	(80,228)
Accrued rent payable to a related company	8,178	8,357
Net cash used in operating activities	(2,246,068)	(593,012)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(36,824)	(90,665)
Proceeds from disposals of property and equipment	194	3,300
Net cash used in investing activities	(36,630)	(87,365)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments to a related company	(8,499)	-
Advances from related companies	2,486,870	458,828
Repayments to stockholders	-	20,987
Net cash provided by financing activities	2,478,371	479,815

EFFECT OF EXCHANGE RATES ON CASH	1,435	(4,672)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	197,108	(205,234)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	198,744	284,001

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$395,852	$78,767

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$-	$-

Cash paid for income tax	$-	$-

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position as of March 31, 2015, the results of operations and comprehensive loss for the three months ended March 31, 2015 and 2014 and statements of cash flows for the three months ended March 31, 2015 and 2014. The consolidated results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes of the Company for the year ended December 31, 2014.

NOTE 2	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s operations resulted in a net loss of $1,944,413 and used cash in operations of $2,246,068 for the three months ended March 31, 2015. As of March 31, 2015, the Company had an unappropriated accumulated deficit of $10,444,855 and a working capital deficiency of $9,942,247.

In the course of its development activities, the Company continues to sustain losses. The Company expects to finance its operations primarily through capital contributions from stockholders and its affiliates. The Company borrowed from related companies a net amount of $2,478,371 during the first quarter of 2015, and the related parties agreed to lend more funds to the Company as needed for management to execute its business plan for at least the next twelve months.

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

As required by ASC 810-10, the Company performs a qualitative assessment to determine whether the Company remains the primary beneficiary of Guangdong Xingbang, which also owns 50% of Xinyu Xingbang. A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and the parties involved in the design of the entity. The Company’s assessment on the involvement with Guangdong Xingbang reveals that the Company has the absolute power to direct the most significant activities that impact the economic performance of Guangdong Xingbang. Under the accounting guidance, the Company is deemed to be the primary beneficiary of Guangdong Xingbang and the results of Guangdong Xingbang and Xinyu Xingbang are consolidated in the Company’s group financial statements for financial reporting purposes. As of March 31, 2015 and December 31, 2014, the Company has no equity interest in Guangdong Xingbang; none of the Company’s assets serve as collateral for Guangdong Xingbang; creditors of Guangdong Xingbang have no recourse to the Company; and the Company has not provided any guarantees to Guangdong Xingbang.

The assets and liabilities associated with Guangdong Xingbang and Xinyu Xingbang are combined and presented on a gross basis, prior to consolidation adjustments with other entities in the Group, and are as follows:

	As of March 31, 2015	As of December 31, 2014
	(Unaudited)
Cash and cash equivalents	$334,898	$137,870
Accounts receivable, net	16,132	16,117
Prepaid expenses and other current assets	1,182,248	255,660
Due from group companies	1,476,568	1,401,127
Property and equipment, net	700,716	703,951
Total assets	$3,710,562	$2,514,725

Deferred revenue	$53,208	$53,161
Other payables and accrued expenses	2,167,886	1,577,392
Due to group companies	401,355	400,993
Due to a stockholder	806,582	805,854
Due to related companies	7,679,382	5,173,317
Total current liabilities	11,108,413	8,010,717
Deficit of variable interest entities	(7,397,851)	(5,495,992)
Total liabilities and deficit	$3,710,562	$2,514,725

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

The accompanying group financial statements for the three months ended March 31, 2015 and 2014 include the financial statements of China Xingbang, its wholly owned subsidiaries, Xingbang BVI, Xingbang HK and the WFOE, its contractually controlled affiliate, Guangdong Xingbang, and Xinyu Xingbang which is 50% owned by Guangdong Xingbang and 50% owned by WFOE.

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

In February 2015, FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The Company is currently assessing the impact of the adoption of this guidance on the consolidated financial statements.

All other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 7	OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses consisted of the following:

	As of March 31, 2015	As of December 31, 2014
	(unaudited)
Customers deposits and prepayments	$1,388,684	$1,202,093
Business and other taxes payable	21,139	9,720
Other payables	3,812	6,744
Accrued expenses	777,090	403,706
	$2,190,725	$1,622,263

NOTE 8	SEGMENTS

E-commerce is the only business segment of the Company since 2014.

NOTE 9	STOCKHOLDERS’ EQUITY

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

As of March 31, 2015 and December 31, 2014, the appropriated retained earnings was both $72,493 in accordance with the laws and regulations of the PRC.

NOTE 10	COMMITMENTS AND CONTINGENCIES

(a)    Defined contribution retirement plans

The full time employees of Guangdong Xingbang and Xinyu Xingbang are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the three months ended March 31, 2015 and 2014 were $229,998 and $44,774 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(b)    Rental leases commitment

Guangdong Xingbang leases office premises from two stockholders (Mr. Yao and his spouse) under an operating lease at a monthly rental of $15,486 until December 31, 2016 pursuant to certain lease agreement.

In September 2013, Guangdong Xingbang leased Zhongshan office premises from an independent third party, Zhongshan Guzhen Asset Management Ltd, pursuant to a lease agreement and pays a monthly rental of $1,847. The lease shall expire on August 31, 2018.

Xinyu Xingbang leases office premises from Xinyu Xingbang Industry Co., Ltd (“Xinyu Industry”) under an operating lease at a monthly rental of $2,742, which expires on June 30, 2015. Mr. Yao and his spouse own 90% and 10% respectively, of the registered capital of Xinyu Industry.

In August 2014, Xinyu Xingbang leased Guangzhou office premises from an independent third party, Jingyan Yang, pursuant to a lease agreement and pays a monthly rental of $1,049. The lease shall expire on August 27, 2015.

As of March 31, 2015, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:

Nine months ending December 31, 2015	$118,700
Fiscal years ending December 31,
2016	222,772
2017	36,935
2018	24,624
Total	$403,031

Rental expenses for the three months ended March 31, 2015 and 2014 was $62,996 and $61,179 respectively.

(c) Capital commitment

As of March 31, 2015, the Company had contracted capital commitment of $370,785 for the purchase of office equipment.

NOTE 11	RELATED PARTY TRANSACTIONS

Rental expenses paid to stockholders and a related company

Guangdong Xingbang leases office premises from two stockholders (Mr. Yao and his spouse) under an operating lease at a monthly rental of approximately RMB96,000 (approximately $15,486) which is due to expire on December 31, 2016. For the three months ended March 31, 2015 and 2014, Guangdong Xingbang paid rent to these two stockholders of $46,183 and $47,194 respectively.

In June 2012, Xinyu Xingbang entered into a lease agreement with Xinyu Industry for office premises whereby the monthly rental is $2,742. The lease started on July 1, 2012 and will expire on June 30, 2015. For the three months ended March 31, 2015 and 2014, Xinyu Xingbang paid the rent to Xinyu Industry of $8,178 and $8,357 respectively.

Due to a stockholder

As of March 31, 2015 and December 31, 2014, WFOE owed $806,582 and $805,854 respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 11, 2012 and was due on June 10, 2013. On May 31, 2013 and August 7, 2014, the loan was renewed with the same terms and a renewed due date of June 11, 2015. The proceeds of the loan were used as the capital investment in Xinyu Xingbang, which is 50% owned by WFOE and 50% owned by Guangdong Xingbang.

As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $806,582 and $805,854 respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 19, 2012 and was due on June 18, 2013. On June 10, 2013 and July 30, 2014, the loan was renewed with the same terms and a renewed due date of June 18, 2015. The proceeds of the loan were used as the capital investment in Xinyu Xingbang, which is 50% owned by WFOE and 50% owned by Guangdong Xingbang.

Accrued rental expenses repaid to stockholders during the three months ended March 31, 2015 and year ended December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014

Accrued rental expenses repaid to stockholders	$-	$(181,110)
	$-	$(181,110)

Due to related companies

As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $20,472 and $14,566 respectively to Xinyu Zhongxing Decoration Technical Network Company Limited (“Zhongxing Decoration”) for certain expenses paid on behalf of Xinyu Xingbang. Mr. Yao and his spouse own 80% and 20% respectively, of the registered capital of Zhongxing Decoration. The amount due is unsecured, interest free and repayable on demand.

As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $1,221 and $0 respectively to Xinyu Qiuying Technology Network Co., Ltd (“Xinyu Qiuying”) for deposits received on behalf of Xinyu Qiuying. Mr. Yao is the director of Xinyu Qiuying. The amount due is unsecured, interest free and repayable on demand.

As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $1,779 and $0 respectively to Guangzhou EFee Pay Network Co., Ltd,. (“Guangzhou EFee Pay”) for certain expenses paid on behalf of Xinyu Xingbang. Mr. Yao is the director of Guangzhou EFee Pay. The amount due is unsecured, interest free and repayable on demand.

As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $74,045 and $65,760 respectively to Xinyu Industry for rental expense of office used by Xinyu Xingbang. The amount due is unsecured, interest free and repayable on demand.

On January 3, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a loan period started on January 5, 2013 and became due on January 4, 2014. On January 3, 2014 and January 4, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of January 4, 2016. The use of this loan is solely for the operations of Guangdong Xingbang. As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $161,316 and $161,171 respectively to Xinyu Industry for the relevant loan.

On January 10, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB5,000,000. The loan is interest free and unsecured with a loan period started on January 15, 2013 and became due on January 14, 2014. On January 10, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of January 14, 2015. RMB3,000,000 was repaid on December 3, 2014. On January 14, 2015, the loan agreement with Xinyu Industry was renewed with an amount of RMB2,000,000, the same terms and a renewed due date of January 14, 2016. The use of this loan is only for the operation of Xinyu Xingbang. As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $322,633 and $322,341 respectively to Xinyu Industry for the relevant loan.

On May 30, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on June 6, 2013 and was due on June 5, 2014. On July 30, 2014, the loan was renewed with the same terms and a renewed due date of June 5, 2015. The use of this loan is only for the operation of Guangdong Xingbang. As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $80,658 and $80,585 respectively to Xinyu Industry for the relevant loan.

On July 25, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on July 31, 2013 and was due on July 30, 2014. On July 30, 2014, the loan was renewed with the same terms and a renewed due date of July 30, 2015. The use of this loan is only for the operation of Guangdong Xingbang. As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $80,658 and $80,585 respectively to Xinyu Industry for the relevant loan.

On September 5, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on September 10, 2013 and was due on September 10, 2014. On September 9, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of September 9, 2015. The use of this loan is only for the operation of Guangdong Xingbang. As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $80,658 and $80,585 respectively to Xinyu Industry for the relevant loan.

On September 5, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on September 12, 2013 and was due on September 11, 2014. On September 11, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of September 11, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $80,658 and $80,585 respectively to Xinyu Industry for the relevant loan.

On December 8, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on December 12, 2013 and was due on December 11, 2014. On December 12, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of December 11, 2015. The use of this loan is only for the operation of Guangdong Xingbang. As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $80,658 and $80,585 respectively to Xinyu Industry for the relevant loan.

On December 8, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB4,000,000. The loan is interest free and unsecured with a loan period started on December 12, 2013 and was due on December 11, 2014. On December 12, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of December 11, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $645,265 and $644,683 respectively to Xinyu Industry for the relevant loan.

On January 14, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on January 14, 2014 and was due on January 13, 2015. On January 13, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of January 13, 2016. The use of this loan is solely for the operations of Guangdong Xingbang. As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $80,658 and $80,585 respectively to Xinyu Industry for the relevant loan.

On February 11, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a term from February 13, 2014 and was due on February 12, 2015. On February 12, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of February 12, 2016. The use of this loan is solely for the operations of Guangdong Xingbang. As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $80,658 and $80,585 respectively to Xinyu Industry for the relevant loan.

On February 11, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a term from February 12, 2014 and was due on February 11, 2015. On February 11, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of February 11, 2016. The use of this loan is only for the operation of Xinyu Xingbang. As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $161,316 and $161,171 respectively to Xinyu Industry for the relevant loan.

On March 8, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB300,000. The loan is interest free and unsecured with a term from March 12, 2014 and was due on March 11, 2015. On March 11, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of March 11, 2016. The use of this loan is solely for the operations of Guangdong Xingbang. As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $48,394 and $48,351 respectively to Xinyu Industry for the relevant loan.

On March 8, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a term from March 12, 2014 and was due on March 11, 2015. On March 11, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of March 11, 2016. The use of this loan is only for the operation of Xinyu Xingbang. As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $80,658 and $80,585 respectively to Xinyu Industry for the relevant loan.

On April 10, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,500,000. The loan is interest free and unsecured with a term from April 14, 2014 and was due on April 13, 2015. On April 13, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of April 13, 2016. The use of this loan is solely for the operations of Guangdong Xingbang. As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $241,975 and $241,756 respectively to Xinyu Industry for the relevant loan.

On April 10, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB2,000,000. The loan is interest free and unsecured with a term from April 14, 2014 and was due on April 13, 2015. On April 13, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of April 13, 2016. The use of this loan is only for the operation of Xinyu Xingbang. As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $322,633 and $322,341 respectively to Xinyu Industry for the relevant loan.

On April 20, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB5,000,000. The loan is interest free and unsecured with a term from April 23, 2014 and was due on April 22, 2015. On April 22, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of April 22, 2016. The use of this loan is solely for the operations of Guangdong Xingbang. As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $806,582 and $805,854 respectively to Xinyu Industry for the relevant loan.

On August 26, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a term from August 27, 2014 and is due on August 26, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $161,316 and $161,171 respectively to Xinyu Industry for the relevant loan.

On September 8, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB2,500,000. The loan is interest free and unsecured with a term from September 9, 2014 and is due on September 8, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $403,291 and $402,927 respectively to Xinyu Industry for the relevant loan.

On September 17, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a term from September 18, 2014 and is due on September 17, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $161,316 and $161,171 respectively to Xinyu Industry for the relevant loan.

On October 14, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB2,000,000. The loan is interest free and unsecured with a term from October 14, 2014 and is due on October 13, 2015. The use of this loan is solely for the operations of Xinyu Xingbang. As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $322,633 and $322,341 respectively to Xinyu Industry for the relevant loan.

On December 1, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB2,000,000. The loan is interest free and unsecured with a term from December 1, 2014 and is due on November 30, 2015. The use of this loan is solely for the operations of Xinyu Xingbang. As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $322,633 and $322,341 respectively to Xinyu Industry for the relevant loan.

On December 11, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB300,000. The loan is interest free and unsecured with a term from December 11, 2014 and is due on December 10, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $48,394 and $48,351 respectively to Xinyu Industry for the relevant loan.

On December 12, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB2,000,000. The loan is interest free and unsecured with a term from November 12, 2014 and is due on November 11, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $322,633 and $322,341 respectively to Xinyu Industry for the relevant loan.

On January 12, 2015, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB2,000,000. The loan is interest free and unsecured with a term from January 13, 2015 and is due on January 12, 2016. The use of this loan is solely for the operations of Guangdong Xingbang. As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $322,633 and $0 respectively to Xinyu Industry for the relevant loan.

On January 12, 2015, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a term from January 13, 2015 and is due on January 12, 2016. The use of this loan is solely for the operations of Xinyu Xingbang. As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $161,316 and $0 respectively to Xinyu Industry for the relevant loan.

On February 8, 2015, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,400,000. The loan is interest free and unsecured with a term from February 9, 2015 and is due on February 8, 2016. The use of this loan is solely for the operations of Guangdong Xingbang. As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $225,843 and $0 respectively to Xinyu Industry for the relevant loan.

On February 10, 2015, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a term from February 11, 2015 and is due on February 10, 2016. The use of this loan is solely for the operations of Xinyu Xingbang. As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $161,316 and $0 respectively to Xinyu Industry for the relevant loan.

On March 10, 2015, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a term from March 11, 2015 and is due on March 10, 2016. The use of this loan is solely for the operations of Guangdong Xingbang. As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $161,316 and $0 respectively to Xinyu Industry for the relevant loan.

On March 11, 2015, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB3,000,000. The loan is interest free and unsecured with a term from March 12, 2015 and is due on March 11, 2016. The use of this loan is solely for the operations of Xinyu Xingbang. As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $483,949 and $0 respectively to Xinyu Industry for the relevant loan.

On March 19, 2015, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB3,000,000. The loan is interest free and unsecured with a term from March 20, 2015 and is due on March 19, 2016. The use of this loan is solely for the operations of Xinyu Xingbang. As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $483,949 and $0 respectively to Xinyu Industry for the relevant loan.

On March 25, 2015, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB3,000,000. The loan is interest free and unsecured with a term from March 26, 2015 and is due on March 25, 2016. The use of this loan is solely for the operations of Xinyu Xingbang. As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $483,949 and $0 respectively to Xinyu Industry for the relevant loan.

Movements of amounts due to related companies during the three months ended March 31, 2015 and the year ended December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014

Advances from related companies	$2,486,870	$3,586,498
Expenses accrued to related companies	8,178	59,811
Repayments to related companies	(8,499)	(498,896)
	$2,486,549	$3,147,413

NOTE 12	CONCENTRATIONS AND CREDIT RISKS

As of March 31, 2015 and December 31, 2014, all of the Company’s assets were located in the PRC and Hong Kong and all of the Company’s revenues were derived from customers located in the PRC.

For the three months ended March 31, 2015 and 2014, there were no suppliers accounting for 10% or more of the Company’s purchases.

For the three months ended March 31, 2015 and 2014, there were no customers accounting for 10% or more of the Company’s sales.

NOTE 13	SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the company has analyzed its operations subsequent to March 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than noted herein.

On April 21, 2015, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of $64,527 (RMB400,000). The loan is interest free and unsecured with a due date of April 21, 2016. The use of this loan is solely for the operation of Guangdong Xingbang.

On April 21, 2015, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of $112,921 (RMB700,000). The loan is interest free and unsecured with a due date of April 21, 2016. The use of this loan is solely for the operation of Guangdong Xingbang.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition should be read together with our consolidated group financial statements and the notes thereto and other financial information, which are included in our annual report on Form 10-K for fiscal year ended December 31, 2014. Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In addition, our financial statements and the financial information included in this report reflect our organization transactions and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

This section contains forward-looking statements. These forward-looking statements are subject to various factors, risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Further, as a result of these factors, risks and uncertainties, the forward-looking events may not occur. Relevant factors, risks and uncertainties include, but are not limited to, those discussed in “Item 1. Business,” “Item 1A. Risk Factors” and elsewhere in our annual report on Form 10-K for fiscal year ended December 31, 2014. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s beliefs and opinions as of the date of this report. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

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

Guangdong Xingbang was founded in 2005 as a print-media based advertising operator and consulting services provider.  In 2010, we made a significant shift of our business model and began laying the groundwork to transition to the business of operating a home furnishings e-commerce platform, ju51 Online Mall. Since 2012, we have been phasing out our advertising and consulting segments. On December 31, 2013, Guangdong Xingbang ceased its advertising and consulting service business. We derive all of our revenue from e-commerce business since 2014.

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

In addition, we have ceased consulting business activities as a result of the change of our business model to focus on revamping our e-commerce business.

Since 2013, the development under e-commerce business includes:

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

E-Commerce Platform Services through Ju51 online mall.

We have two different type of flagship stores in the Ju51 Mall, i.e. product flagship stores and service flagship stores.

Product flagship stores

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

In the ju51 Mall, the manufacturers open flagship stores where they showcase and sell their products, list prices for products and process orders placed online by consumers. We also have technical service stations (previously named “direct sales stores” prior to February 2012) on our ju51Mall, which are primarily operated by brick-and-mortar retailers and decoration companies which have physical stores. A technical service station acts as a shopping guide and provides product support and services. When a consumer places orders online directly with flagship stores, the technical service station located closest to the consumer will receive the order simultaneously and provide product support and services, such as returns, exchanges, refunds and installation, through its own brick-and-mortar store. The reason for having technical service stations as shopping guides is to address the Chinese consumers’ concern about return or exchange of products ordered online. Generally we only develop one technical service station within a county or a district of a city to protect their economic interest. We currently intend to have the technical service stations act as distributors and promote our services in local markets. Customers may avoid paying the shipping fees by picking up the product at a local technical service station. In addition to technical service stations, we also intend to have decoration technicians to act as shopping guides to help increase sales volume in the ju51 Mall. Xinyu Zhongxing Decoration Technicians Network Company Limited, (“Zhongxing Decoration”), an entity which is 80% owned by Mr. Xiao hong Yao (“ Mr. Yao”), our Chairman of the Board, CEO and 20% owned by his spouse, founded a web portal named China Decoration Technician at http://www.zgzxjg.com, which is intended to review and certify decoration technicians. Customers placing orders through the decoration technicians will enjoy special discounts compared to the retail price listed on the ju51 Mall. We also expect to develop different categories of Ju51 Mall memberships where the members will enjoy special discounts in order to promote sales in the ju51 Mall. A technical service station can earn commission as a percentage of the retail price, and the technical service station is related to the e-commerce platform. A decoration technician will also earn commissions, paid by flagship stores, based on a percentage of the amount he or she sells as a shopping guide. Our business model is designed to make sure consumers will receive quality products and services and have a quality shopping experience at the ju51 Mall. We expect the current business model will keep retail prices at the ju51 Mall at a competitive level.

We have not completed any transactions from product flagship stores within the e-commerce platform. No commission has therefore been generated for the three months ended March 31, 2015.

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

Xinyu Xingbang entered into cooperation agreement with technical service stations since January 2015. Xinyu Xingbang is entitled to receive from the technical service stations a service charge of RMB10,000 for one year of training and guidance service to technical service stations since January 2015. As of March 31, 2015, 12 technical service stations have paid the service charges.

Service flagship stores

Ju51 Mall also provides a platform for service flagship stores to list their company information and allow customers to reach out to each of them directly. Each business shall pay a service charge of RMB2,000 for 1-2 years of services. Businesses are required to have their own stores prior to be franchised as service flagship stores in the platform. As of March 31, 2015, 1,121 companies have signed the franchise agreements as service flagship stores, paid the service charges and had their online stores set up.

We have generated $43,836 and $1,284 revenue from e-commerce platform during the three months ended March 31, 2015 and 2014. We have made substantial progress in setting up our infrastructure and have established 255 technical service stations as of March 31, 2015.

Advertising services through e-commerce platform

We may generate advertising revenue on the e-commerce platform. We anticipate to get paid by businesses in the home furnishing industry that put advertisements in the Ju51 Mall. Moreover, we plan to develop distinct newspapers for each of these sectors, as well as have a distinct “market place” or “channel” for each such sector in the ju51 Mall.

Since 2014, we started to promote a Media Integrated Advertising Communication Package at a flat fee, ranging from RMB50,000 to RMB500,000 depending on the broadcasting frequency. The services to be provided include corporate press release writing, integrated, industry or local portal press release, classification website news release, Ju51 website platform front page display, Ju51 website “Recommendation” column display, and IT industry channel first screen banner. The service also includes advertising services to businesses in the home furnishing industry through various media including Internet, TV, newspaper, periodicals, outdoor media and etc. For the three months ended March 31, 2015, we still have no further business in this service. We entered into a contract with one client in July 2014, and expect to sign up more customers during 2015; though there can be no assurance that we will be successful in doing so.

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

During the three months ended March 31, 2015, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations — Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014.

The following table presents, for the three months indicated, our consolidated statements of operations information.

	Three months ended March 31,
	2015	2014

REVENUE	$43,836	$1,284

COST OF REVENUE	848,534	184,460

GROSS LOSS	(804,698)	(183,176)

OPERATING EXPENSES
Selling expenses	727,271	137,344
General and administrative expenses	372,190	178,023
Depreciation – property and equipment	40,071	22,323
Total Operating Expenses, net	1,139,532	337,690

NET LOSS FROM OPERATIONS	(1,944,230)	(520,866)

OTHER (EXPENSES) INCOME, NET
Interest income	268	154
Other income	817	185
Other expenses	(861)	(335)
(Loss) gain on disposal of property and equipment	(407)	2,516
Total Other (Expenses) Income, net	(183)	2,520

NET LOSS BEFORE TAXES	(1,944,413)	(518,346)
Income tax expense	-	-
NET LOSS	(1,944,413)	(518,346)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss) gain	(18,149)	111,249

TOTAL COMPREHENSIVE LOSS	$(1,962,562)	$(407,097)

Net loss per share - basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	81,244,000	81,244,000

Revenue

During the three months ended March 31, 2015 and 2014, we had total revenue of $43,836 and $1,284 respectively, with an increase of $42,552, or approximately 3,314% compared to the same period in 2014. $41,993 was attributed to revenue generated from service flagship stores, and $1,843 was attributed to revenue generated from technical service stations. During the three months ended March 31, 2014, total revenue was $1,284 which was attributed to revenue generated from service flagship stores. The increase of $42,552 was mainly due to increase in number of service flagship stores from 34 at March 31, 2014 to 1,121 at March 31, 2015.

Cost of revenue

Cost of revenue is mainly comprised of salaries of website administrators, business tax relating to e-commerce and commission paid to technical service stations.

Cost of revenue for the three months ended March 31, 2015 was $848,534, compared to $184,460 for the three months ended March 31, 2014, an increase of $664,074, or approximately 360%. The increase was due to the increase in salaries of website administrators and commission paid to technical service stations.

Gross loss

Gross loss was $804,698 for the three months ended March 31, 2015, an increase of $621,522, or approximately 339%, compared to a gross loss of $183,176 of the same period in 2014. The increase was mainly due to the increase in cost in the e-commerce business outweigh the increase in e-commerce revenue.

Operating expenses

Operating expenses consist of selling, general and administrative expenses and depreciation.

Operating expenses for the three months ended March 31, 2015 were $1,139,532, composed of $727,271 in selling expenses, $372,190 in general and administrative expenses, and $40,071 in depreciation. Operating expenses for the three months ended March 31, 2014 were $337,690, composed of $137,344 in selling expenses, $178,023 in general and administrative expenses, and $22,323 in depreciation. The increase in operating expenses from the three months ended March 31, 2014 to the three months ended March 31, 2015 was $801,842, or approximately 237%, which was mainly due to the increase of information technology expense, staff cost and advertising expenses.

Other (expenses) income, net

Other (expenses) income, net, consists mainly of interest income, other income, other expenses, and (loss) gain on disposal of property and equipment.

Other expense, net, for the three months ended March 31, 2015 was $183 compared to other income, net of $2,520 for the three months ended March 31, 2014, a decrease of $2,703, or approximately 107%. The decrease in other income, net, was mainly due to the fact that there was a loss on disposal of property and equipment of $407 for the first quarter ended March 31, 2015, whereas there was a gain on disposal of property and equipment of $2,516 for the same period in 2014.

Net Loss

Net loss was $1,944,413 and $518,346 for the three months ended March 31, 2015 and 2014 respectively. The increase was mainly due to the result of the increase in selling, general and administrative expenses and cost of revenue.

Other comprehensive (loss) income

Other comprehensive loss was $18,149 for the three months ended March 31, 2015. Other comprehensive income was $111,249 for the three months ended March 31, 2014. The change of foreign currency translation loss was primarily caused by the fluctuation in the RMB to U.S. dollar exchange rate in 2015 compared to 2014.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on hand and demand deposits at banks. We had $395,852 and $198,744 of cash and cash equivalents on hand as of March 31, 2015 and December 31, 2014 respectively. There was an increase of $197,108 in our cash and cash equivalents from December 31, 2014 to March 31, 2015.

The increase in our cash and cash equivalents from December 31, 2014 to March 31, 2015 was largely attributable to the combined effect of net cash used in operating activities increased by $2,246,068, payments for purchase of property and equipment increased by $36,824, offset by net advances from related companies increased by $2,478,371 during the three months ended March 31, 2015.

We require cash for working capital, capital expenditures, repayment of debt, salaries, commissions and related benefits and other operating expenses and income taxes. We expect that our working capital needs will increase for the foreseeable future, as we continue to develop and grow our business. See “Business — General” in our 10-K filed with the SEC on March 27, 2015. For the second to fourth quarter of 2015, we are estimating a cash inflow of approximately $6 million and an outflow of approximately $6 million as we are starting to generate revenue from e-commerce platform.

The following table summarizes our cash flows for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Net cash used in operating activities	$(2,246,068)	$(593,012)
Net cash used in investing activities	$(36,630)	$(87,365)
Net cash provided by financing activities	$2,478,371	$479,815

Net Cash Used in Operating Activities. Net cash used in operating activities was $2,246,068 and $593,012 for the three months ended March 31, 2015 and 2014 respectively. The most significant items affecting the comparison of our operating cash flow for the three months ended March 31, 2015 and 2014 are summarized below:

●

Increase in cash loss from operations - Our net loss from operations, excluding depreciation, and (loss) gain on disposal of property and equipment, increased by $1,405,396 on a period-to-period basis, from cash loss of $498,539 for the three months ended March 31, 2014 to cash loss of $1,903,935 for the three months ended March 31, 2015, which negatively impacted our cash flows from operations. The increase in cash loss from operations was mainly due to the increase in cost of revenue, information technology expenses, advertising expenses and staff costs in the first quarter in 2015 compared to the same period last year.

●	Increase in prepaid expenses and other current assets - Prepaid expenses and other current assets increased by $913,853 for the first quarter in 2015, and increased by $22,602 for the same period in 2014. Prepaid expenses and other current assets consisted of prepaid information technology expenses and advertising expenses, rental and other deposits and advances to staff. The increase in prepaid expenses and other current assets was mainly due to increase in prepaid information technology expenses and advertising expenses.

●	Increase in other payables and accrued expenses - Other payables and accrued expenses increased by $563,542 for the first quarter in 2015, and decreased by $80,228 for the same period in 2014. Other payables and accrued expenses consisted of other tax payables, accrued expenses, deposits received from customers, other payables and accrued wages. The increase in other payables and accrued expenses was due to increase in deposits received from customers and accrued expenses.

Net Cash Used in Investing Activities. Our investing activities for the three months ended March 31, 2015 and 2014 used cash of $36,630 and $87,365 respectively. The decrease in cash used in investing activities was mainly due to decrease in purchase of property and equipment of $53,841.

Net Cash Provided by Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2015 and 2014 was $2,478,371 and $479,815 respectively. The increase was mainly due to the increase in advances from related companies for $2,028,042.

Capital Resources

We had negative working capital of $9,942,247 as of March 31, 2015 and $7,982,920 as of December 31, 2014 respectively. The reason for the increase in negative working capital from December 31, 2014 to March 31, 2015 was primarily due to the increase in amounts due to related companies and prepaid expenses and other current assets and continuous loss for the period.

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

Nonetheless, our liquidity and capital position could be adversely affected by:

●	continued failure to generate sufficient revenue in the e-commerce business;

●	the enactment of new laws and regulations;

●	our inability to grow our business as we anticipate by expanding our revamped e-commerce business;

●	any other changes in the cost structure of our underlying business model; and

●	any of the other risks and uncertainties described in “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2014.

Debt Obligations

The following is a summary of amounts outstanding under our debt obligations as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015	As of December 31, 2014
Due to related companies	$7,679,382	$5,173,317
Due to a stockholder	1,613,164	1,611,708
Total debt	$9,292,546	$6,785,025

Due to related companies

As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $20,472 and $14,566 respectively to Xinyu Zhongxing Decoration Technical Network Company Limited (“Zhongxing Decoration”) for certain expenses paid on behalf of Xinyu Xingbang. Mr. Yao and his spouse own 80% and 20% respectively, of the registered capital of Zhongxing Decoration. The amount due is unsecured, interest free and repayable on demand.

As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $1,221 and $0 respectively to Xinyu Qiuying Technology Network Co., Ltd (“Xinyu Qiuying”) for deposits received on behalf of Xinyu Qiuying. Mr. Yao is the director of Xinyu Qiuying. The amount due is unsecured, interest free and repayable on demand.

As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $1,779 and $0 respectively to Guangzhou EFee Pay Network Co., Ltd,. (“Guangzhou EFee Pay”) for certain expenses paid on behalf of Xinyu Xingbang. Mr. Yao is the director of Guangzhou EFee Pay. The amount due is unsecured, interest free and repayable on demand.

As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $74,045 and $65,760 respectively to Xinyu Industry for rental expense of office used by Xinyu Xingbang. The amount due is unsecured, interest free and repayable on demand.

On January 3, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a loan period started on January 5, 2013 and became due on January 4, 2014. On January 3, 2014 and January 4, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of January 4, 2016. The use of this loan is solely for the operations of Guangdong Xingbang. As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $161,316 and $161,171 respectively to Xinyu Industry for the relevant loan.

On January 10, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB5,000,000. The loan is interest free and unsecured with a loan period started on January 15, 2013 and became due on January 14, 2014. On January 10, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of January 14, 2015. RMB3,000,000 was repaid on December 3, 2014. On January 14, 2015, the loan agreement with Xinyu Industry was renewed with an amount of RMB2,000,000, the same terms and a renewed due date of January 14, 2016. The use of this loan is only for the operation of Xinyu Xingbang. As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $322,633 and $322,341 respectively to Xinyu Industry for the relevant loan.

On May 30, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on June 6, 2013 and was due on June 5, 2014. On July 30, 2014, the loan was renewed with the same terms and a renewed due date of June 5, 2015. The use of this loan is only for the operation of Guangdong Xingbang. As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $80,658 and $80,585 respectively to Xinyu Industry for the relevant loan.

On July 25, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on July 31, 2013 and was due on July 30, 2014. On July 30, 2014, the loan was renewed with the same terms and a renewed due date of July 30, 2015. The use of this loan is only for the operation of Guangdong Xingbang. As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $80,658 and $80,585 respectively to Xinyu Industry for the relevant loan.

On September 5, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on September 10, 2013 and was due on September 10, 2014. On September 9, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of September 9, 2015. The use of this loan is only for the operation of Guangdong Xingbang. As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $80,658 and $80,585 respectively to Xinyu Industry for the relevant loan.

On September 5, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on September 12, 2013 and was due on September 11, 2014. On September 11, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of September 11, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $80,658 and $80,585 respectively to Xinyu Industry for the relevant loan.

On December 8, 2013, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on December 12, 2013 and was due on December 11, 2014. On December 12, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of December 11, 2015. The use of this loan is only for the operation of Guangdong Xingbang. As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $80,658 and $80,585 respectively to Xinyu Industry for the relevant loan.

On December 8, 2013, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB4,000,000. The loan is interest free and unsecured with a loan period started on December 12, 2013 and was due on December 11, 2014. On December 12, 2014, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of December 11, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $645,265 and $644,683 respectively to Xinyu Industry for the relevant loan.

On January 14, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a loan period started on January 14, 2014 and was due on January 13, 2015. On January 13, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of January 13, 2016. The use of this loan is solely for the operations of Guangdong Xingbang. As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $80,658 and $80,585 respectively to Xinyu Industry for the relevant loan.

On February 11, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a term from February 13, 2014 and was due on February 12, 2015. On February 12, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of February 12, 2016. The use of this loan is solely for the operations of Guangdong Xingbang. As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $80,658 and $80,585 respectively to Xinyu Industry for the relevant loan.

On February 11, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a term from February 12, 2014 and was due on February 11, 2015. On February 11, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of February 11, 2016. The use of this loan is only for the operation of Xinyu Xingbang. As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $161,316 and $161,171 respectively to Xinyu Industry for the relevant loan.

On March 8, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB300,000. The loan is interest free and unsecured with a term from March 12, 2014 and was due on March 11, 2015. On March 11, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of March 11, 2016. The use of this loan is solely for the operations of Guangdong Xingbang. As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $48,394 and $48,351 respectively to Xinyu Industry for the relevant loan.

On March 8, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB500,000. The loan is interest free and unsecured with a term from March 12, 2014 and was due on March 11, 2015. On March 11, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of March 11, 2016. The use of this loan is only for the operation of Xinyu Xingbang. As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $80,658 and $80,585 respectively to Xinyu Industry for the relevant loan.

On April 10, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,500,000. The loan is interest free and unsecured with a term from April 14, 2014 and was due on April 13, 2015. On April 13, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of April 13, 2016. The use of this loan is solely for the operations of Guangdong Xingbang. As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $241,975 and $241,756 respectively to Xinyu Industry for the relevant loan.

On April 10, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB2,000,000. The loan is interest free and unsecured with a term from April 14, 2014 and was due on April 13, 2015. On April 13, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of April 13, 2016. The use of this loan is only for the operation of Xinyu Xingbang. As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $322,633 and $322,341 respectively to Xinyu Industry for the relevant loan.

On April 20, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB5,000,000. The loan is interest free and unsecured with a term from April 23, 2014 and was due on April 22, 2015. On April 22, 2015, the loan agreement with Xinyu Industry was renewed with the same terms and a renewed due date of April 22, 2016. The use of this loan is solely for the operations of Guangdong Xingbang. As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $806,582 and $805,854 respectively to Xinyu Industry for the relevant loan.

On August 26, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a term from August 27, 2014 and is due on August 26, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $161,316 and $161,171 respectively to Xinyu Industry for the relevant loan.

On September 8, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB2,500,000. The loan is interest free and unsecured with a term from September 9, 2014 and is due on September 8, 2015. The use of this loan is only for the operation of Xinyu Xingbang. As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $403,291 and $402,927 respectively to Xinyu Industry for the relevant loan.

On September 17, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a term from September 18, 2014 and is due on September 17, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $161,316 and $161,171 respectively to Xinyu Industry for the relevant loan.

On October 14, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB2,000,000. The loan is interest free and unsecured with a term from October 14, 2014 and is due on October 13, 2015. The use of this loan is solely for the operations of Xinyu Xingbang. As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $322,633 and $322,341 respectively to Xinyu Industry for the relevant loan.

On December 1, 2014, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB2,000,000. The loan is interest free and unsecured with a term from December 1, 2014 and is due on November 30, 2015. The use of this loan is solely for the operations of Xinyu Xingbang. As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $322,633 and $322,341 respectively to Xinyu Industry for the relevant loan.

On December 11, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB300,000. The loan is interest free and unsecured with a term from December 11, 2014 and is due on December 10, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $48,394 and $48,351 respectively to Xinyu Industry for the relevant loan.

On December 12, 2014, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB2,000,000. The loan is interest free and unsecured with a term from November 12, 2014 and is due on November 11, 2015. The use of this loan is solely for the operations of Guangdong Xingbang. As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $322,633 and $322,341 respectively to Xinyu Industry for the relevant loan.

On January 12, 2015, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB2,000,000. The loan is interest free and unsecured with a term from January 13, 2015 and is due on January 12, 2016. The use of this loan is solely for the operations of Guangdong Xingbang. As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $322,633 and $0 respectively to Xinyu Industry for the relevant loan.

On January 12, 2015, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a term from January 13, 2015 and is due on January 12, 2016. The use of this loan is solely for the operations of Xinyu Xingbang. As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $161,316 and $0 respectively to Xinyu Industry for the relevant loan.

On February 8, 2015, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,400,000. The loan is interest free and unsecured with a term from February 9, 2015 and is due on February 8, 2016. The use of this loan is solely for the operations of Guangdong Xingbang. As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $225,843 and $0 respectively to Xinyu Industry for the relevant loan.

On February 10, 2015, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a term from February 11, 2015 and is due on February 10, 2016. The use of this loan is solely for the operations of Xinyu Xingbang. As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $161,316 and $0 respectively to Xinyu Industry for the relevant loan.

On March 10, 2015, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB1,000,000. The loan is interest free and unsecured with a term from March 11, 2015 and is due on March 10, 2016. The use of this loan is solely for the operations of Guangdong Xingbang. As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $161,316 and $0 respectively to Xinyu Industry for the relevant loan.

On March 11, 2015, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB3,000,000. The loan is interest free and unsecured with a term from March 12, 2015 and is due on March 11, 2016. The use of this loan is solely for the operations of Xinyu Xingbang. As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $483,949 and $0 respectively to Xinyu Industry for the relevant loan.

On March 19, 2015, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB3,000,000. The loan is interest free and unsecured with a term from March 20, 2015 and is due on March 19, 2016. The use of this loan is solely for the operations of Xinyu Xingbang. As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $483,949 and $0 respectively to Xinyu Industry for the relevant loan.

On March 25, 2015, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of RMB3,000,000. The loan is interest free and unsecured with a term from March 26, 2015 and is due on March 25, 2016. The use of this loan is solely for the operations of Xinyu Xingbang. As of March 31, 2015 and December 31, 2014, Xinyu Xingbang owed $483,949 and $0 respectively to Xinyu Industry for the relevant loan.

Movements of amount due to related companies during the three months ended March 31, 2015 and the year ended December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014

Advances from related companies	$2,486,870	$3,586,498
Expenses accrued to related companies	8,178	59,811
Repayments to related companies	(8,499)	(498,896)
	$2,486,549	$3,147,413

Due to a stockholder

As of March 31, 2015 and December 31, 2014, WFOE owed $806,582 and $805,854 respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 11, 2012 and was due on June 10, 2013. On May 31, 2013 and August 7, 2014, the loan was renewed with the same terms and a renewed due date of June 11, 2015. The proceeds of the loan were used as the capital investment in Xinyu Xingbang, which is 50% owned by WFOE and 50% owned by Guangdong Xingbang.

As of March 31, 2015 and December 31, 2014, Guangdong Xingbang owed $806,582 and $805,854 respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 19, 2012 and was due on June 18, 2013. On June 10, 2013 and July 30, 2014, the loan was renewed with the same terms and a renewed due date of June 18, 2015. The proceeds of the loan were used as the capital investment in Xinyu Xingbang, which is 50% owned by WFOE and 50% owned by Guangdong Xingbang.

Accrued rental expenses repaid to stockholders during the three months ended March 31, 2015 and year ended December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014

Accrued rental expenses repaid to stockholders	$-	$(181,110)
	$-	$(181,110)

Off-Balance Sheet Arrangements

As of March 31, 2015 and December 31, 2014, we did not have any off-balance sheet obligations involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations. All of our obligations with respect to Guangdong Xingbang have been presented on our consolidated balance sheets as of each such date.

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

In February 2015, FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The Company is currently assessing the impact of the adoption of this guidance on the consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s management, including our Chief Executive Officer and interim Chief Financial Officer, reassessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2015 and has subsequently determined that our disclosure controls and procedures were not effective as of March 31, 2015 due to certain material weaknesses, including: (i) a lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements; and (ii) a lack of standard charter of accounts and written accounting manual and closing procedures to facilitate preparation of financial statements under U.S. GAAP for financial reporting processes. As a result of such material weaknesses, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the first quarter of 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

There were no issuances of our equity securities during the quarter ended March 31, 2015.

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

China Xingbang Industry Group Inc.

Date: May 15, 2015	By:	/s/ Xiaohong Yao
Xiaohong Yao, Chairman, President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Haigang Song
Haigang Song, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

