Form 10-Q
period 2015-09-30
China Xingbang Industry Group Inc.
filed 2015-11-23
CIK 1521222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 81,244,000 shares of common stock, par value $0.001, as of November 16, 2015.

CHINA XINGBANG INDUSTRY GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

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

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA XINGBANG INDUSTRY GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

CONTENTS

Pages

Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (Unaudited)	F-2

Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (Unaudited)	F-4

Notes to the Consolidated Financial Statements (Unaudited)	F-5 - F-12

CHINA XINGBANG INDUSTRY GROUP INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of	As of
	September 30,	December 31,
	2015	2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$42,796	$198,744
Accounts receivable, net	15,734	16,117
Prepaid expenses and other current assets	423,266	262,668
Total Current Assets	481,796	477,529

PROPERTY AND EQUIPMENT, NET	760,776	703,951
TOTAL ASSETS	$1,242,572	$1,181,480

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Deferred revenue	$51,898	$53,161
Other payables and accrued expenses	4,029,779	1,622,263
Due to stockholders	1,776,072	1,611,708
Due to related companies	9,542,040	5,173,317
Total Current Liabilities	15,399,789	8,460,449

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock ($0.001 par value, 60,000,000 shares authorized, no shares issued as of September 30, 2015 and December 31, 2014)	-	-
Common stock ($0.001 par value, 300,000,000 shares authorized, 81,244,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014)	81,244	81,244
Additional paid-in capital	959,330	959,330
Unappropriated accumulated deficit	(15,673,498)	(8,500,442)
Appropriated retained earnings	72,493	72,493
Accumulated other comprehensive income	403,214	108,406
Total Stockholders' Deficit	(14,157,217)	(7,278,969)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,242,572	$1,181,480

The accompanying notes are an integral part of the consolidated financial statements.

CHINA XINGBANG INDUSTRY GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

REVENUE	$162,141	$20,744	$389,630	$23,386

COST OF REVENUE	869,113	300,213	3,072,550	731,019

GROSS LOSS	(706,972)	(279,469)	(2,682,920)	(707,633)

OPERATING EXPENSES
Selling expenses	1,357,025	368,226	3,249,752	701,247
General and administrative expenses	301,668	228,910	1,051,904	658,020
Depreciation – property and equipment	49,617	27,500	134,635	74,885
Total Operating Expenses	1,708,310	624,636	4,436,291	1,434,152

LOSS FROM OPERATIONS	(2,415,282)	(904,105)	(7,119,211)	(2,141,785)

OTHER (EXPENSES) INCOME, NET
Interest income	15	350	454	1,056
Other income	(3)	170	1,531	355
Other expenses	(51,732)	(922)	(54,123)	(2,284)
(Loss) gain on disposal of property and equipment	(57)	-	(1,707)	618
Total Other (Expenses) Income, net	(51,777)	(402)	(53,845)	(255)

NET LOSS BEFORE TAXES	(2,467,059)	(904,507)	(7,173,056)	(2,142,040)

Income tax provision	-	-	-	-

NET LOSS	(2,467,059)	(904,507)	(7,173,056)	(2,142,040)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss) gain	314,791	(58,058)	294,809	42,446

TOTAL COMPREHENSIVE LOSS	$(2,152,268)	$(962,565)	$(6,878,247)	$(2,099,594)

Net loss per share
- basic and diluted	$(0.03)	$(0.01)	$(0.09)	$(0.03)

Weighted average number of shares outstanding during the period
- basic and diluted	81,244,000	81,244,000	81,244,000	81,244,000

The accompanying notes are an integral part of the consolidated financial statements.

CHINA XINGBANG INDUSTRY GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,173,056)	$(2,142,040)
Adjusted to reconcile net loss to net cash used in operating activities:
Depreciation – property and equipment	134,635	74,885
Loss (gain) on disposal of property and equipment	1,707	(618)
Changes in operating assets and liabilities
Accounts receivables	-	(15,298)
Prepaid expenses and other current assets	(169,664)	(193,673)
Other payables and accrued expenses	2,487,380	(7,569)
Accrued rent payable to a related company	24,489	24,810
Accrued rent payable to a stockholder	46,097	-
Net cash used in operating activities	(4,648,412)	(2,259,503)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(211,607)	(348,741)
Proceeds from disposals of property and equipment	445	3,497
Net cash used in investing activities	(211,162)	(345,244)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	4,544,717	2,663,131
Proceeds from (repayment to) stockholders	160,059	(87,544)
Net cash provided by financing activities	4,704,776	2,575,587

EFFECT OF EXCHANGE RATES ON CASH	(1,150)	(5,401)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(155,948)	(34,561)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	198,744	284,001

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,796	$249,440

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$-	$-

Cash paid for income tax	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

CHINA XINGBANG INDUSTRY GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1	BASIS OF PRESENTATION

The accompanying unaudited consolidated group financial statements of China Xingbang Industry Group Inc. ("China Xingbang" or the “Company”), its subsidiaries and variable interest entities (“VIEs”) (collectively the “Group”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete audited financial statements. Unless otherwise specified, all amounts set out in the consolidated financial statements are expressed in US Dollars.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position as of September 30, 2015, the results of operations and comprehensive loss for the three and nine months ended September 30, 2015 and 2014 and consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014. The consolidated results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes of the Company for the year ended December 31, 2014.

Reclassification

Certain amounts for prior periods have been reclassified to conform to the current period presentation.

NOTE 2	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s operations resulted in a net loss of $7,173,056 and used cash in operations of $4,648,412 for the nine months ended September 30, 2015. As of September 30, 2015, the Company had an unappropriated accumulated deficit of $15,673,498 and a working capital deficiency of $14,917,993.

In the course of its development activities, the Company continues to sustain losses. The Company expects to finance its operations primarily through capital contributions from stockholders and its affiliates. The Company borrowed from related companies with a balance of $9,542,040 as of September 30, 2015, and the related parties agreed to lend more funds to the Company as needed for management to execute its business plan for at least the next twelve months.

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

Xinyu Xingbang Information Industry Co., Ltd (“Xinyu Xingbang”) was incorporated in the PRC on June 11, 2012 and took over business operations of Guangdong Xingbang. Pursuant to the Articles of Association of Xinyu Xingbang, Guangdong Xingbang and the WFOE each invested $786,708 (RMB 5,000,000) in Xinyu Xingbang and each owns 50% of the equity interest of Xinyu Xingbang. Under the Xinyu Xingbang Articles of Association, the WFOE is entitled to appoint the sole director and all members of the management team of Xinyu Xingbang and the WFOE is entitled to receive 99.99% of Xinyu Xingbang’s net profit. Based on the relevant PRC regulations, an Internet Content Provider license, or ICP license, issued by the Chinese Ministry of Industry and Information Technology, is required for Xinyu Xingbang to conduct business as currently contemplated. In order to be granted the ICP license, foreign investor’s ownership of Xinyu Xingbang cannot exceed 50%. Xinyu Xingbang obtained its ICP license in February 2013. Guangdong Xingbang will gradually wind down its operations and Xinyu Xingbang will carry out Guangdong Xingbang’s business except that Guangdong Xingbang will fulfill its contractual obligations under the existing customer contracts. On June 30, 2012, Guangdong Xingbang granted an exclusive license to Xinyu Xingbang to permit Xinyu Xingbang to use the trademark, domain names, intellectual property rights and any know-how Guangdong Xingbang owns for the period from July 1, 2012 to June 30, 2022. Guangdong Xingbang also assigned the management right and right to receive revenue from the ju51 Mall to Xinyu Xingbang. Guangdong Xingbang will continue its corporate existence to hold the equity interest in Xinyu Xingbang for the same period.

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

As required by ASC 810-10, the Company performs a qualitative assessment to determine whether the Company remains the primary beneficiary of Guangdong Xingbang, which also owns 50% of Xinyu Xingbang. A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and the parties involved in the design of the entity. The Company’s assessment on the involvement with Guangdong Xingbang reveals that the Company has the absolute power to direct the most significant activities that impact the economic performance of Guangdong Xingbang. Under the accounting guidance, the Company is deemed to be the primary beneficiary of Guangdong Xingbang and the results of Guangdong Xingbang and Xinyu Xingbang are consolidated in the Company’s group financial statements for financial reporting purposes. As of September 30, 2015 and December 31, 2014, the Company has no equity interest in Guangdong Xingbang; none of the Company’s assets serve as collateral for Guangdong Xingbang; creditors of Guangdong Xingbang have no recourse to the Company; and the Company has not provided any guarantees to Guangdong Xingbang.

The assets and liabilities associated with Guangdong Xingbang and Xinyu Xingbang are combined and presented on a gross basis, prior to consolidation adjustments with other entities in the Group, and are as follows:

	As of September 30, 2015	As of December 31, 2014
	(Unaudited)
Cash and cash equivalents	$19,662	$137,870
Accounts receivable, net	15,734	16,117
Prepaid expenses and other current assets	422,816	255,660
Due from group companies	1,580,022	1,401,127
Property and equipment, net	760,776	703,951
Total assets	$2,799,010	$2,514,725

Deferred revenue	$51,898	$53,161
Other payables and accrued expenses	3,994,362	1,577,392
Due to group companies	437,948	400,993
Due to a stockholder	989,363	805,854
Due to related companies	9,566,633	5,173,317
Total current liabilities	15,040,204	8,010,717
Deficit of variable interest entities	(12,241,194)	(5,495,992)
Total liabilities and stockholders’ deficit	$2,799,010	$2,514,725

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

The accompanying consolidated financial statements for the nine months ended September 30, 2015 and 2014 include the financial statements of China Xingbang, its wholly owned subsidiaries, Xingbang BVI, Xingbang HK and the WFOE, its contractually controlled affiliate, Guangdong Xingbang, and Xinyu Xingbang which is 50% owned by Guangdong Xingbang and 50% owned by WFOE.

All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 5	USE OF ESTIMATES

The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the group financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTE 7	OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses consisted of the following:

	As of September 30, 2015	As of December 31, 2014

Customers deposits and prepayments	$1,868,374	$1,202,093
Business and other taxes payable	71,571	9,720
Other payables	34,132	6,744
Accrued salary	1,092,424	146,778
Accrued social benefit and housing allowance	891,517	176,707
Other accrued expenses	71,761	80,221
	$4,029,779	$1,622,263

NOTE 8	COMMITMENTS AND CONTINGENCIES

(a) Defined contribution retirement plans

The full time employees of Guangdong Xingbang and Xinyu Xingbang are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the three months ended September 30, 2015 and 2014 were $344,425, and $89,392 respectively. The total provision and contributions made for such employee benefits for the nine months ended September 30, 2015 and 2014 were $942,411 and $199,191 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(b) Rental leases commitment

Guangdong Xingbang leases office premises from two stockholders (Mr. Yao and his spouse) under an operating lease at a monthly rental of $15,105 which shall expire on December 31, 2016 pursuant to certain lease agreement.

In September 2013, Guangdong Xingbang leased Zhongshan office premises from an independent third party, Zhongshan Guzhen Asset Management Ltd, pursuant to a lease agreement at a monthly rental of $1,801. The lease shall expire on August 31, 2018.

Xinyu Xingbang leases office premises from Xinyu Xingbang Industry Co., Ltd (“Xinyu Industry”) under an operating lease at a monthly rental of 2,675, which shall expire on June 30, 2016. Mr. Yao and his spouse own 90% and 10% respectively, of the registered capital of Xinyu Industry. The lease was renewed with the same term which shall expire on June 30, 2019.

In August 2014, Xinyu Xingbang leased Guangzhou office premises from an independent third party, Jingyan Yang, pursuant to a lease agreement and pays a monthly rental of $1,023. The lease shall expire on August 27, 2015 and the Company ended the lease without renewal.

As of September 30, 2015, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:

Three months ending December 31, 2015	$62,346
Fiscal years ending December 31,
2016	249,381
2017	68,123
2018	56,115
2019	16,049
Total	$452,014

Rental expenses for the three and nine months ended September 30, 2015 and 2014 were $75,584, $61,622, $205,023 and $182,674 respectively.

(c) Capital commitment

As of September 30, 2015, the Company had contracted capital commitment of $54,833 for the purchase of office equipment.

NOTE 9	RELATED PARTY TRANSACTIONS AND BALANCES

Transactions:

	For the nine months ended September 30,
	2015	2014
Transactions with stockholders
- Accrued rent for Guangdong office	$138,291	$140,103
- Rent paid	(92,194)	(140,103)
- Repayment	-	(87,544)
- Loan received	160,059	-
	$206,156	$(87,544)

On August 11, 2015, the Company obtained a loan for $160,059 from Mr. Yao. The loan is non-interest bearing and due on August 10, 2016.

The Company has a lease agreement with Mr. Yao. See Note 8 for details.

Transactions with related companies	For the nine months ended September 30,
Xinyu Xingbang Industry Co., Ltd (a)	2015	2014
- Loan received	$4,588,889	$2,562,056
- Expenses paid on behalf of the company	148,953	-
- Repayment	(173,013)	-
- Accrued rent	24,489	24,810
Other related companies (b)
- Expenses paid on behalf of company	56,337	101,075
- Repayment	(76,449)	-
	$4,569,206	$2,687,941

(a) Xinyu Xingbang Industry Co., Ltd. is organized in China and Mr. Yao and his wife, own 90% and 10% of the Company respectively.

The Company borrowed $4,588,889 and $2,562,056 from Xinyu Xingbang during the nine months ended September 30, 2015 and 2014, respectively. The loans are non-interest bearing and due on various dates before September 2016.

The Company signed a lease agreement with Xinyu Xingbang. See Note 8 for details.

(b) Other related companies also paid expenses on behalf of the Company and the Company made repayments to those companies.

Other related companies are as following:

Xinyu Zhongxing Decoration Technical Network Co., Ltd. is organized in China. Mr. Yao and his wife own 80% and 20%, of the company, respectively.

Xinyu Qiuying Technology Network Co., Ltd is organized in China and Mr. Yao is a director.

Guangzhou Efee Pay Network Co., Ltd. is organized in China and Mr. Yao is a director.

Xinyu Media Alliance Advertising Co., Ltd. is organized in China and Mr. Yao is a director.

Other related companies paid expenses on behalf of the Company for $56,337 and $101,075 for the nine months ended September 30, 2015 and 2014, respectively.

The Company made repayment of $76,449 during the nine months ended September 30, 2015 and did not make any repayment during the same period in 2014.

The advances are non-interest bearing and due on demand.

Balances:

Due to stockholders consist of the following:

	As of September 30, 2015	As of December 31, 2014

Mr. & Mrs. Yao	$1,776,072	$1,611,708

As of September 30, 2015 and December 31, 2014, WFOE owed $786,708 and $805,854 respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 11, 2012 and was due on June 10, 2013. On May 31, 2013, August 7, 2014 and June 11, 2015, the loan was renewed with the same terms and a renewed due date of June 11, 2016. The proceeds of the loan were used as the capital investment in Xinyu Xingbang.

As of September 30, 2015 and December 31, 2014, Guangdong Xingbang owed $944,050 and $805,854 respectively, to Mr. Yao. The loans are interest free and unsecured and due on June 18, 2016 and August 10, 2016.

As of September 30, 2015 and December 31, 2014, Guangdong Xingbang accrued $45,314 and $0 respectively, to Mr. Yao for the rental of the office premises . The amount due is unsecured and interest free.

Due to related parties consist of the following:

	As of September 30, 2015	As of December 31, 2014

Xinyu Xingbang Industry Co., Ltd - loan payable	$9,482,975	$5,092,991
Xinyu Xingbang Industry Co., Ltd - other advances	67,147	65,760
Xinyu Zhongxing Decoration Technical Network Co., Ltd	19,496	14,566
Xinyu Qiuying Technology Network Co., Ltd	(1,719)	-
Xinyu Qiuying Technology Network Co., Ltd - Guangzhou Branch	(60,301)	-
Guangzhou EFee Pay Network Co., Ltd	1,594	-
Xinyu Media Alliance Advertising Co., Ltd	32,848	-
Total	$9,542,040	$5,173,317

The Company had various loan agreements with Xinyu Xingbang Industry as of September 30, 2015 and December 31, 2014.

Those loans are non-interest bearing and due on various dates before September 2016.

Due to (due from) related parties are non-interest bearing and due on demand.

NOTE 10	CONCENTRATIONS AND CREDIT RISKS

As of September 30, 2015 and December 31, 2014, all of the Company’s assets were located in the PRC and Hong Kong and all of the Company’s revenues were derived from customers located in the PRC.

For the three and nine months ended September 30, 2015 and 2014, there were no suppliers accounting for 10% or more of the Company’s purchases.

For the three and nine months ended September 30, 2015 and 2014, there were no customers accounting for 10% or more of the Company’s sales.

NOTE 11	INCOME TAX

Xingbang NV was incorporated in the United States on April 12, 2011 and has net operating loss carry forwards for income taxes amounting to approximately $1.6 million as of September 30, 2015 which may be available to reduce future years’ taxable income. These net operating loss carry forwards will expire, if not utilized, commencing in 2030. Management believes that the realization of the benefits from these losses appears uncertain due to the Xingbang’s NV limited operating history and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no net deferred tax asset benefit has been recorded.

Xingbang BVI was incorporated in the BVI on March 24, 2011 and under current laws of the BVI and is not subject to tax on income.

Xingbang HK was incorporated in Hong Kong and is subject to the income tax regulation of Hong Kong. No provision for income tax has been made. Xingbang HK has incurred operating loss for the nine months ended September 30, 2015.

The Company's Chinese subsidiaries and VIEs are governed by the Income Tax Law of the PRC concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The Company has net operating loss carry forwards in China for income taxes amounting to approximately $ 11.5 million as of September 30, 2015 which may be available to reduce future year’s taxable income. These net operating loss carry forwards will expire, if not utilized, commencing in 2016. Management believes that the realization of the benefits from these losses appears uncertain due to continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no net deferred tax asset has been recorded.

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company's effective tax rate is as follows:

	Nine Months Ended
	September 30
	2015	2014
U.S. Statutory rate	$(2,510,570)	$(749,714)
Tax rate difference	699,677	194,895
Permanent difference	18	460
Change of valuation allowance	1,810,875	554,359
Effective tax rate	$-	$-

The provisions for income taxes are summarized as follows:

Nine Months Ended
September 30
	2015	2014
Current	$-	$-
Deferred	-	-
Total	$-	$-

NOTE 12	SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the company has analyzed its operations subsequent to September 30, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than noted herein.

On October 16, 2015, Guangdong Xingbang entered into a loan agreement with Xinyu Industry, with an amount of $34,615 (RMB220,000). The loan is interest free and unsecured with a loan period from October 13, 2015 to October 12, 2016. This loan is solely for the operation of Guangdong Xingbang.

On October 12, 2015, Xinyu Xingbang entered into a loan agreement with Xinyu Industry, with an amount of $143,181 (RMB910,000). The loan is non-interest bearing and unsecured with a maturity date of October 8, 2016. This loan is solely for the operation of Xinyu Xingbang.

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

(v)           Guangdong Xingbang Industry Information & Media Co. Ltd., our principal operating subsidiary, which is a Chinese variable interest entity that the WFOE controls through certain contractual arrangements (“Guangdong Xingbang”); and

(vi)          Xinyu Xingbang Information Industry Co., Ltd., an entity incorporated in the PRC which the WFOE and Guangdong Xingbang each own 50% of its equity interest, (“Xinyu Xingbang”). Xinyu Xingbang will continue the business of Guangdong Xingbang.

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

We intend to provide an extensive e-commerce platform to provide value added services to manufacturers, distributors, retailers, decoration companies, and decoration technicians in the home furnishing industry while serving consumers through the ju51 Mall. “Ju51” sounds similar to the Chinese words of “juwu you,” which means “worry-free living” in Mandarin. When fully constructed, the ju51 Mall is expected to have ten marketplaces targeting ten sectors in the home furnishing industry, including light and lighting, bath and kitchen supplies, hardware, home textiles, residential furniture, office furniture, tiles, floor, doors and windows, home appliances, interior painting and home décor and security monitoring system. Since its launch in August 2011, we explored different business strategies to maximize revenue generation through the ju51 Mall. As of September 30, 2015, we have two types of flagship stores in the Ju51 Mall, i.e. product flagship stores and service flagship stores. As of September 30, 2015, we generated revenue from three streams, namely, (i) sales of furniture to showrooms, (ii) franchise fees from the service flagship stores on Ju51 Mall and (iii) fees received from technical service stations.

Product flagship stores

We expect to receive franchise fees from manufacturers in the home furnishing industry when they open product flagship stores in the Ju51 Mall and sales of furniture on Ju51 Mall.   As of September 30, 2015, there were an aggregate of 383 product flagship stores. We received commission from the sales by these product flagship stores. In order to attract more manufacturers to open product flagship stores on the Ju51 Mall, we decided to waive the franchise fee from the product flagship stores until the end of 2015.

Service flagship stores

Ju51 Mall also provides a platform for service flagship stores such as interior designers to list their company information and allow customers to reach out to each of them directly. Businesses are required to have their own physical stores prior to being franchised as service flagship stores in the platform. Each store shall pay a franchise fee of RMB2,000 for 1-2 years  of franchise. As of September 30, 2015, there were 1,504 businesses as service flagship stores.

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

Xinyu Xingbang entered into cooperation agreements with technical service stations since January 2015. Xinyu Xingbang is entitled to receive from the technical service stations a service charge of RMB10,000 for one year of training and guidance service to technical service stations. As of September 30, 2015, we have 235 technical service stations.

Advertising services through e-commerce platform

Since 2014, we started to promote a Media Integrated Advertising Communication Package at a flat fee, ranging from RMB50,000 to RMB500,000 depending on the broadcasting frequency. As of September 30, 2015, we did not generate any revenue and management is evaluating the original business plan to consider possible changes.

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

During the nine months ended September 30, 2015, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations — Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014.

Revenue

During the three months ended September 30, 2015 and 2014, we had total revenue of $162,141 and $20,744 respectively, with an increase of $141,397, or approximately 682% compared to the same period in 2014. $82,298 was attributed to revenue generated from service flagship stores, $69,430 was attributed to revenue generated from technical service stations, and $10,413 was attributed to commissions arising from sales by the product flagship stores. During the three months ended September 30, 2014, total revenue was $20,744 which was attributed to revenue generated from service flagship stores. The increase of $141,397 was mainly due to increase in number of service flagship stores from 229 at September 30, 2014 to 1,504 at September 30, 2015, as well as the revenue from commissions arising from sales by the product flagship stores.

Cost of revenue

Cost of revenue is mainly comprised of salaries of website administrators, business tax relating to e-commerce and commission paid to technical service stations.

Cost of revenue for the three months ended September 30, 2015 was $869,113, compared to $300,213 for the three months ended September 30, 2014, an increase of $568,900, or approximately 189%. The increase was due to the increase in salaries of website administrators and commission paid to technical service stations.

Gross loss

Gross loss was $706,972 for the three months ended September 30, 2015, an increase of $427,503, or approximately 153%, compared to a gross loss of $279,469 of the same period in 2014. The increase was mainly due to the increase in cost in the e-commerce business outweigh the increase in e-commerce revenue.

Operating expenses

Operating expenses consist of selling, general and administrative expenses and depreciation.

Operating expenses for the three months ended September 30, 2015 were $1,708,310, composed of $1,357,025 in selling expenses, $301,668 in general and administrative expenses, and $49,617 in depreciation. Operating expenses for the three months ended September 30, 2014 were $624,636, composed of $368,226 in selling expenses, $228,910 in general and administrative expenses, and $27,500 in depreciation. The increase in operating expenses from the three months ended September 30, 2014 to the three months ended September 30, 2015 was $1,083,674, or approximately 173%, which was mainly due to the increase of information technology expense, staff cost and advertising expenses. More staff hired during the three months ended September 30, 2015 due to the growth of business have also increased the selling expenses. The average staff increased from 112 in the third quarter of 2014 to 354 for the same period of 2015.

Other (expenses) income, net

Other (expenses) income, net, consists mainly of interest income, other income, other expenses, and loss on disposal of property and equipment.

Other expenses, net, for the three months ended September 30, 2015 was $51,777 compared to other expenses, net of $402 for the three months ended September 30, 2014, an increase of $51,375, or approximately 12,780%. The increase in other expenses, net, for the third quarter ended September 30, 2015 was mainly due to the costs of early termination of an operating lease agreement for $48,018.

Net Loss

Net loss was $2,467,059 and $904,507 for the three months ended September 30, 2015 and 2014 respectively. The increase was mainly due to the result of the increase in selling, general and administrative expenses and cost of revenue.

Other comprehensive (loss) income

Other comprehensive income was $314,791 for the three months ended September 30, 2015. Other comprehensive loss was $58,058 for the three months ended September 30, 2014. The change of foreign currency translation gain (loss) was primarily caused by the fluctuation in the RMB to U.S. dollar exchange rate in 2015 compared to 2014.

Results of Operations — Nine months Ended September 30, 2015 Compared to Nine months Ended September 30, 2014.

Revenue

During the nine months ended September 30, 2015 and 2014, we had total revenue of $389,630 and $23,386 respectively, with an increase of $366,244, or approximately 1,566% compared to the same period in 2014. $206,196 was attributed to revenue generated from service flagship stores, $92,816 was attributed to revenue generated from technical service stations, and $90,618 was attributed to commissions arising from sales by the product flagship stores. During the nine months ended September 30, 2014, total revenue was $23,386 which was attributed to revenue generated from service flagship stores. The increase of $366,244 was mainly due to increase in number of service flagship stores from 229 at September 30, 2014 to 1,504 at September 30, 2015, as well as the revenue from commissions arising from sales by the product flagship stores.

Cost of revenue

Cost of revenue is mainly comprised of salaries of website administrators, business tax relating to e-commerce and commission paid to technical service stations.

Cost of revenue for the nine months ended September 30, 2015 was $3,072,550, compared to $731,019 for the nine months ended September 30, 2014, an increase of $2,341,531, or approximately 320%. The increase was due to the increase in salaries of website administrators and commission paid to technical service stations.

Gross loss

Gross loss was $2,682,920 for the nine months ended September 30, 2015, an increase of $1,975,287, or approximately 279%, compared to a gross loss of $707,633 of the same period in 2014. The increase was mainly due to the increase in cost in the e-commerce business outweigh the increase in e-commerce revenue.

Operating expenses

Operating expenses consist of selling, general and administrative expenses and depreciation.

Operating expenses for the nine months ended September 30, 2015 were $4,436,291, composed of $3,249,752 in selling expenses, $1,051,904 in general and administrative expenses, and $134,635 in depreciation. Operating expenses for the nine months ended September 30, 2014 were $1,434,152, composed of $701,247 in selling expenses, $658,020 in general and administrative expenses, and $74,885 in depreciation. The increase in operating expenses from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 was $3,002,139, or approximately 209%, which was mainly due to the increase of information technology expense, staff cost and advertising expenses. More staff hired during the nine months ended September 30, 2015 due to the growth of business have also increased the selling expenses. The average staff increased from 86 for the nine months ended September 30, 2014, to 440 for the same period of 2015.

Other (expenses) income, net

Other (expenses) income, net, consists mainly of interest income, other income, other expenses, and (loss) gain on disposal of property and equipment.

Other expenses, net, for the nine months ended September 30, 2015 was $53,845 compared to other expenses, net of $255 for the nine months ended September 30, 2014, an increase of $53,590, or approximately 21,016%. The increase in other expenses, net, was mainly due to the costs of $48,018 for the early termination of an operating lease agreement on August 21, 2015.

Net Loss

Net loss was $7,173,056 and $2,142,040 for the nine months ended September 30, 2015 and 2014 respectively. The increase was mainly due to the result of the increase in selling, general and administrative expenses and cost of revenue.

Other comprehensive (loss) income

Other comprehensive income was $294,809 for the nine months ended September 30, 2015. Other comprehensive income was $42,446 for the nine months ended September 30, 2014. The change of foreign currency translation gain was primarily caused by the fluctuation in the RMB to U.S. dollar exchange rate in 2015 compared to 2014.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on hand and demand deposits at banks. We had $42,796 and $198,744 of cash and cash equivalents on hand as of September 30, 2015 and December 31, 2014 respectively. There was a decrease of $155,948 in our cash and cash equivalents from December 31, 2014 to September 30, 2015.

The decrease in our cash and cash equivalents from December 31, 2014 to September 30, 2015 was largely attributable to the combined effect of net cash used in operating activities of $4,648,412, payments for purchase of property and equipment of $211,162, offset by net advances from related companies and stockholders of $4,704,776 during the nine months ended September 30, 2015.

We require cash for working capital, capital expenditures, repayment of debt, salaries, commissions and related benefits and other operating expenses and income taxes. We expect that our working capital needs will increase for the foreseeable future, as we continue to develop and grow our business. See “Business — General” in our 10-K filed with the SEC on March 27, 2015. For the fourth quarter of 2015, we are estimating a cash inflow of approximately $1.57 million and an outflow of approximately $1.62 million as we are starting to generate revenue from e-commerce platform.

The following table summarizes our cash flows for the nine months ended September 30, 2015 and 2014:

	Nine months ended June 30,	.
	2015	2014
Net cash used in operating activities	$(4,648,412)	$(2,259,503)
Net cash used in investing activities	$(211,162)	$(345,244)
Net cash provided by financing activities	$4,704,776	$2,575,587

Net Cash Used in Operating Activities. Net cash used in operating activities was $4,648,412 and $2,259,503 for the nine months ended September 30, 2015 and 2014 respectively. The most significant items affecting the comparison of our operating cash flow for the nine months ended September 30, 2015 and 2014 are summarized below:

●

Increase in cash loss from operations - Our net loss from operations, excluding depreciation, and (loss) gain on disposal of property and equipment, increased by $4,968,941 on a period-to-period basis, from cash loss of $2,067,773 for the nine months ended September 30, 2014 to cash loss of $7,036,714 for the nine months ended September 30, 2015, which negatively impacted our cash flows from operations. The increase in cash loss from operations was mainly due to the increase in cost of revenue, information technology expenses, advertising expenses and staff costs in the first three quarters in 2015 compared to the same period last year.

●	Increase in prepaid expenses and other current assets - Prepaid expenses and other current assets increased by $169,664 for the nine months ended September 30, 2015, and increased by $193,673 for the same period in 2014. Prepaid expenses and other current assets consisted of prepaid information technology expenses and advertising expenses, rental and other deposits and advances to staff. The increase in prepaid expenses and other current assets was mainly due to increase in prepaid information technology expenses and advertising expenses.

●	Increase in other payables and accrued expenses - Other payables and accrued expenses increased by $2,487,380 for the first three quarters in 2015, and decreased by $7,569 for the same period in 2014. Other payables and accrued expenses consisted of other tax payables, accrued expenses, deposits received from customers, other payables and accrued wages. The increase in other payables and accrued expenses was due to increase in deposits received from customers and accrued expenses.

Net Cash Used in Investing Activities. Our investing activities for the nine months ended September 30, 2015 and 2014 used cash of $211,162 and $345,244 respectively. The net decrease in cash used in investing activities was mainly due to decrease in purchase of property and equipment of $137,134.

Net Cash Provided by Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2015 and 2014 was $4,704,776 and $2,575,587 respectively. The net increase was mainly due to the increase in advances from related companies for $1,881,586.

Capital Resources

We had negative working capital of $14,917,993 as of September 30, 2015 and $7,982,920 as of December 31, 2014. The reason for the increase in negative working capital from December 31, 2014 to September 30, 2015 was primarily due to the increase in amounts due to related companies and prepaid expenses and other current assets and continuous loss for the period.

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

Nonetheless, our liquidity and capital position could be adversely affected by:

●	continued failure to generate sufficient revenue in the e-commerce business;

●	the enactment of new laws and regulations;

●	our inability to grow our business as we anticipate by expanding our revamped e-commerce business;

●	any other changes in the cost structure of our underlying business model; and

●	any of the other risks and uncertainties described in “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2014.

Debt Obligations

The following is a summary of amounts outstanding under our debt obligations as of September 30, 2015 and December 31, 2014.

	As of September 30, 2015	As of December 31, 2014
Due to related companies	$9,542,040	$5,173,317
Due to a stockholder	1,776,072	1,611,708
Total debt	$11,318,112	$6,785,025

See Note 8 and Note 9 for details.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2015 and has determined that our disclosure controls and procedures were not effective as of September 30, 2015 due to certain material weaknesses, including: (i) a lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements; and (ii) a lack of standard charter of accounts and written accounting manual and closing procedures to facilitate preparation of financial statements under U.S. GAAP for financial reporting processes. As a result of such material weaknesses, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the third quarter of 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

China Xingbang Industry Group Inc.

Date: November 23, 2015	By:	/s/ Xiaohong Yao
Xiaohong Yao, Chairman, President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Haigang Song
Haigang Song, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document