Form 10-K
period 2015-12-31
China Xingbang Industry Group Inc.
filed 2016-04-14
CIK 1521222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Or

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 000-54429

CHINA XINGBANG INDUSTRY GROUP INC.

(Exact name of registrant as specified in its charter)

Nevada	99-0366034
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 1108 Sai Wei Avenue

Hi-Tech Development Zone

Xinyu City

Jiangxi Province, P.R.C. 338004

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, there was no active public trading market for our shares of common stock on OTC QB.  Since our revenue is less than $50 million during the fiscal year ended 2015, we are a smaller reporting company.

There were a total of 81,244,000 shares of the registrant’s common stock outstanding as of April 13, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2015

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements.” The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed under “Risk Factors” in our filings with the Securities and Exchange Commission, or the SEC. Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date as of which such statement was made.

Use of Certain Defined Terms

In this Annual Report on Form 10-K, unless the context requires or is otherwise specified, references to the “Company,” “we,” “us,” “our” and similar expressions include the following entities (as defined herein):

(i) China Xingbang Industry Group Inc., a Nevada corporation (“Xingbang NV”);

(ii) Xing Bang Industry Group Limited, a British Virgin Islands company and a wholly-owned subsidiary of the Company (“Xingbang BVI”);

(iii) China Group Purchase Alliance Limited, a Hong Kong company and a wholly-owned subsidiary of Xingbang BVI (“Xingbang HK”);

(iv) Guangzhou Xingbang Information Consulting Co., Ltd., a wholly foreign-owned enterprise, or the “WFOE”, formed in the People’s Republic of China (“PRC”) and a wholly-owned subsidiary of Xingbang HK;

(v) Guangdong Xingbang Industry Information & Media Co. Ltd., our principal operating subsidiary, which is a Chinese variable interest entity that the WFOE controls through certain contractual arrangements (“Guangdong Xingbang”); and

(vi) Xinyu Xingbang Information Industry Co., Ltd., an entity incorporated in the PRC in which the WFOE and Guangdong Xingbang each owns a 50% equity interest (“Xinyu Xingbang”).

PART I

ITEM 1. BUSINESS

General

We were incorporated under the laws of Nevada on April 12, 2011. We, through our wholly owned subsidiaries Xingbang BVI and Xingbang HK, own the WFOE, which controls Guangdong Xingbang, a variable interest entity, or VIE, through a series of contractual arrangements. Guangdong Xingbang and the WFOE each invested $787,030 (RMB 5,000,000) in Xinyu Xingbang and each owns 50% of the equity interest of Xinyu Xingbang. Xinyu Xingbang, founded in June 2012 in the PRC, is the only operating entity of the Company.

Based in the city of Xinyu, Jiangxi Province, PRC, Xinyu Xingbang is a company principally engaged in the operation of a business to business to customer (“B2B2C”) e-commerce platform in the PRC for manufacturers, distributors and other businesses in the lighting, ceramics and other home furnishing industry in the PRC.

We generated revenue of $538,734 and $37,518 for our fiscal year 2015 and 2014, respectively, representing an increase of 1,336%. As of December 31, 2015, we had three revenue streams, namely, (i) sales of furniture to showrooms, (ii) franchise fees from the service flagship stores on our B2B2C e-commerce platform (the “Ju51 Mall”) and (iii) fees received from technical service stations.

Business Strategy and Development

We made a significant shift of our business model in 2010, from being a print media based advertising operator and consulting services provider to an operator of a B2B2C e-commerce platform in the home furnishing industry.  We are currently operating and developing the Ju51 Mall to be the significant revenue contributor of our whole business. We have received service charges from service flagship stores for listing their company information on the Ju51 Mall and allowing customers to reach out to each of them directly. Starting 2016, we expect to receive franchise fees from businesses in the home furnishing industry when they open product flagship stores in the Ju51 Mall and commissions from manufacturers for their sales through the flagship stores on Ju51 Mall.

Corporate Structure and Related Agreements

Our organizational structure is summarized below:

Since foreign investors are restricted by the laws and regulations of the PRC to operate media and e-commerce business in China, we operate our business through Guangdong Xingbang under a series of contractual arrangements which effectively give the WFOE operational control over Guangdong Xingbang despite the lack of direct ownership (the “VIE Agreements”). Pursuant to the VIE Agreements, the WFOE effectively manages the business activities of Guangdong Xingbang and has the right to appoint all executives and senior management and the members of the board of directors of Guangdong Xingbang.  The VIE Agreements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement, Voting Rights Proxy Agreement, Equity Pledge Agreement and Option Agreement, through which the WFOE has the right to advise, consult, manage and operate Guangdong Xingbang for an annual consulting service fee in the amount of 100% of Guangdong Xingbang’s annual net income. Mr. Xiaohong Yao (“Mr. Yao”) and his spouse, Ms. Dongmei Zhong (“Ms. Zhong”), who are the only stockholders of Guangdong Xingbang (the “Guangdong Xingbang Stockholders”), have pledged their right, title and equity interests in Guangdong Xingbang as security for the WFOE to collect consulting services fees through Equity Pledge Agreement.  In order to further reinforce the WFOE’s rights to control and operate Guangdong Xingbang, the Guangdong Xingbang Stockholders have granted the WFOE an exclusive right and option to acquire all of their equity interests in Guangdong Xingbang through an Option Agreement.

Set forth below is a more detailed description of each of the VIE Agreements.

●	Equity Interest Pledge Agreement. On May 13, 2011, the WFOE and the Guangdong Xingbang Stockholders entered into Equity Interest Pledge Agreement, pursuant to which each stockholder pledges all of his shares of Guangdong Xingbang to the WFOE in order to guarantee cash-flow payments under the Consulting Services Agreement. The Equity Interest Pledge Agreement further entitles the WFOE to collect dividends from Guangdong Xingbang during the term of the pledge. The Equity Pledge Agreement is effective for the maximum period of time permitted by Chinese law, which is currently 20 years. In the event Guangdong Xingbang fails to cure a material breach, the WFOE may, among other remedies available, terminate this agreement.

●	Consulting Services Agreement. On May 13, 2011, Guangdong Xingbang and the WFOE entered into a Consulting Services Agreement which provides that the WFOE will be the exclusive provider of consulting and management services to Guangdong Xingbang and Guangdong Xingbang will pay all of its net income to the WFOE quarterly for such services. Any such payment from the WFOE to the Company needs to comply with applicable Chinese laws affecting payments from Chinese companies to non-Chinese companies. The Consulting Services Agreement is effective until it is terminated by either party in the event the other party becomes bankrupt or insolvent, if the WFOE ceases operations, or if circumstances arise which materially and adversely affect the performance or the objectives of the agreement. The WFOE may also terminate such agreement with or without cause.

●	Option Agreement. Pursuant to the Option Agreement among the WFOE, Guangdong Xingbang and the Guangdong Xingbang Stockholders, the Guangdong Xingbang Stockholders have granted the WFOE an exclusive right and option to acquire all of their equity interests in Guangdong Xingbang upon an event of default. The Operating Agreement is effective for the maximum period of time permitted by Chinese law (currently 20 years).

●	Voting Right Proxy Agreement. Pursuant to the Voting Right Proxy Agreement among the WFOE, Guangdong Xingbang and the Guangdong Xingbang Stockholders, the Guangdong Xingbang Stockholders have granted the WFOE a voting and proxy right to vote their equity interest in Guangdong Xingbang. The Voting Right Proxy Agreement is effective until terminated by mutual agreement or by the WFOE with 30 days prior written notice.

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

Products and Services

E-Commerce Platform Services through Ju51 Mall

We are operating an extensive e-commerce platform to provide value added services to manufacturers, distributors, retailers, decoration companies, and decoration technicians in the home furnishing industry while serving consumers through the Ju51 Mall. “Ju51” sounds similar to the Chinese words of “juwu you,” which means “worry-free living” in Mandarin. When fully constructed, the Ju51 Mall is expected to have ten marketplaces targeting ten sectors in the home furnishing industry, including light and lighting, bath and kitchen supplies, hardware, home textiles, residential furniture, office furniture, tiles, floor, doors and windows, home appliances, interior painting and home décor and security monitoring system.

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

As of December 31, 2015, there were an aggregate of 383 product flagship stores. We expect to receive commissions from the sales by these product flagship stores. In order to attract more manufacturers to open product flagship stores on the Ju51 Mall, we waived the franchise fee from the product flagship stores until the end of 2016.

Ju51 Mall also provides a platform for service flagship stores to list their company information and allow customers to reach out to each of them directly. Each business shall pay a service charge of RMB2,000 for 1-2 years of services. Businesses are required to have their own stores prior to be franchised as service flagship stores in the platform. As of December 31, 2015, we had an aggregate of 1,504 businesses as service flagship stores.

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

We had an agency agreement with Zhongxing Decoration Technicians Network Company Limited, an entity which is 80% owned by Mr. Yao, our Chief Executive Officer and chairman, and 20% owned by his spouse (“Zhongxing Decoration”). Pursuant to the agency agreement, Zhongxing Decoration agreed to identify appropriate candidate to serve as technical service station. We were obligated to pay Zhongxing Decoration a commission of 5% of the sales closed by flagship stores on Ju51 Mall, 100% of the technical service station annual fee, and a commission of 10% of the franchise annual fee. Starting from January 2015, in order to have a more direct cooperation with technical service stations, Xinyu Xingbang, Zhongxing Decoration and technical service stations entered into certain three party agreements pursuant to which Zhongxing Decoration shall no longer act as the middle person, allowing Xinyu Xingbang to directly enter into agreements with technical service stations.

Xinyu Xingbang started to enter into franchise agreements with companies and individuals since January 2015. Under the franchise agreement, Xinyu Xingbang grants the franchisee (the “Franchisee”) the right to establish a technical service station using its brand name “juwuyou” to provide aftersales service in connection with products sold on Ju51 Mall and advertising business within specified regions. Upon authorization of Xinyu Xingbang, the Franchisee is also responsible for the operation of the Ju51 Mall in the local region, regional promotion of the platform, publishing of the Juwuyou periodicals, and development and management of regional experience store, etc. The Franchisee is required to meet certain performance targets and comply with certain service station manual. The franchise agreement generally has a one year term and may be renewed by the parties based on the Franchisee’s performance. The Franchisee is required to pay an annual franchise fee of RMB 10,000 and is entitled to receive commissions equal to certain percentage of the sales made on the Ju51 Mall. In addition, the Franchisee is required to make and maintain a deposit of RMB 10,000 as a guaranty for services, which can be deducted from the commissions initially. The deposit will be returned upon termination of the franchise agreement and if there is no violation by the Franchisee.

As of December 31, 2015, we had 235 technical service stations.

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

During the year 2014, we started to promote a Media Integrated Advertising Communication Package at a flat fee, ranging from RMB50,000 to RMB500,000 depending on the broadcasting frequency. The services to be provided include corporate press release writing, integrated, industry or local portal press release, classification website news release, Ju51 website platform front page display, Ju51 website “Recommendation” column display, and IT industry channel first screen banner. The service also includes advertising services to businesses in the home furnishing industry through various media including Internet, TV, newspaper, periodicals, outdoor media and etc. As of December 31, 2015, we did not generate any revenue from the advertising services and management is evaluating the original business plan to consider possible changes.

Competition

General Competitive Advantages

As a previous leading print media operator in the lighting and ceramics sectors, we believe there are several key factors that will continue to differentiate us from our competitors in terms of e-commerce platform and targeting the home furnishing industry:

●	In-depth knowledge of the home furnishing industry and extensive database of the market players in the industry;

●	Profound advertising and marketing experience and capability in the home furnishing industry;

●	Good relationships with manufacturers, distributors and retailers in the home furnishing industry; and

●	Strong capability to group the most reputable manufacturers and brands in a single online platform, namely our Ju51 Mall.

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

Sales and Marketing

Since February 2012, we started to search for technical service stations with interior designers and decoration technicians. The technical service stations function as our local representative offices. The interior designers and decoration technicians help us reach out to consumers and act as shopping guides using the technical service stations as their base. Consumers who place orders through the introduction of decoration technicians will enjoy special “membership price”, which is less than the direct sale price listed on the Ju51 Mall. Interior designers and decoration technicians earn commissions from the flagship stores.

IT Support

We have an in-house information technology research, development and operation center to support the Ju51 Mall and our other web portals. We currently have 30 employees as technology support staff including system designers, webpage designers and IT engineers working on the construction and maintenance of the Ju51 Mall. We intend to increase our investment in our web design and e-commerce construction capability to support the operation of the Ju51 Mall.

We believe we have access to reliable and secure network infrastructure which provides sufficient support to our operations. Our web portals are connected to the Internet by reputable Internet connection operators such as China United Network Communication Group Company Limited (or China Unicom) and China Telecom Corporation (or China Telecom). Our 100 servers are located at four places, namely 21Vianet Asia Pacific Computer House, China Net Center Jiaochang Xi Computer House, China Net Center Sun City Computer House and our headquarters. These telecommunication operators provide us with 24/7 support services. They also provide connectivity for our servers through multiple high-speed connections.

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

Employees

As of December 31, 2015, we had 267 full-time employees compared to 113 full-time employees as of December 31, 2014. We believe we have a good relationship with our current employees.

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

Our online shopping mall and websites may be regarded as value added telecommunications services under relevant PRC laws. Foreign direct investment in telecommunications companies in China is regulated by the  Regulations for the Administration of Foreign-Invested Telecommunications Enterprises (the ”FITE Regulations”), which were issued by the PRC State Council on December 11, 2001 and amended on September 10, 2008. The FITE Regulations stipulate that telecommunications enterprises in the PRC with foreign investors (or FITEs) must be established as Sino-foreign equity joint ventures. Under the FITE Regulations and in accordance with WTO-related agreements, the foreign party to a FITE engaging in value-added telecommunications services may hold up to 50% of the equity of the FITE, with no geographic restrictions on its operations. The PRC government has not made any further commitment to liberalize its regulation of FITEs.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES

Our corporate offices are located at No. 1108, Sai Wei Avenue, Hi-Tech Development Zone, Xinyu City, Jiangxi Province, PRC. Under the current PRC laws, land is owned by the state, and parcels of land in rural areas, which is known as collective land, is owned by the rural collective economic organization. Land use rights are granted to an individual or entity after payment of a land use right fee is made to the applicable state or rural collective economic organization. Land use rights allow the holder of the right to use the land for a specified long-term period.  We rent our office space from Xinyu Industry Co., Ltd. (“Xinyu Industry”), an entity which is 90% and 10% owned by Mr. Yao and his spouse, respectively. We entered into a three-year lease agreement with Xinyu Industry, whereby we are obligated to pay monthly rent of approximately RMB17,000 (approximately $2,624). The lease expired on June 30, 2015 but has been renewed for another three years. We believe the rent is reasonable and in accordance with market prices.

Guangdong Xingbang currently leases office from Mr. Yao and his spouse pursuant to a three-year lease agreement and pays a monthly rent of RMB96,000 (approximately $14,820). The lease expires on December 31, 2016. We believe the rent is reasonable and in accordance with market prices.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock started trading on OTCQB under the trading symbol “CXGP” on June 20, 2012. As of the date of this report, there have been limited and sporadic trades of the Company’s common stock. The last reported closing price of the Company’s common stock, per www.nasdaq.com, was at $18.00 per share on May 4, 2015.

The following table sets forth the quarterly average high and low bid prices per share for our common stock:

	High	Low
Fiscal Year 2014
Quarter ended December 31, 2014	$10.50	$1.67
Quarter ended September 30, 2014	6.50	6.00
Quarter ended June 30, 2014	6.00	6.00
Quarter ended March 31, 2014	6.00	6.00
Fiscal Year 2015
Quarter ended December 31, 2015	18.00	18.00
Quarter ended September 30, 2015	18.00	18.00
Quarter ended June 30, 2015	18.00	16.90
Quarter ended March 31, 2015	16.90	15.50

The source for the high and low bid prices was www.nasdaq.com.

The transfer agent for our common stock is Island Stock Transfer at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.

Holders

As of April 13, 2016, there were approximately 60 stockholders of record of our common stock. There are no shares of our preferred stock outstanding at the date of this report.

Dividends

Since inception, no dividends have been paid on the common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future. Although we intend to retain earnings, if any, to finance the exploration and growth of our business, our Board of Directors (the “Board”) has the discretion to declare and pay dividends in the future.  Payment of dividends in the future will depend upon the earnings, capital requirements, and other factors which the Board may deem relevant.

Equity Compensation Plan

We do not have any equity compensation plans. Our Board may adopt one or more equity compensation plan in the future.

Recent Sales of Unregistered Securities and Use of Proceeds from Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations and financial condition should be read together with our consolidated group financial statements and the notes thereto and other financial information, which are included in this annual report. Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In addition, our financial statements and the financial information included in this report reflect our organization transactions and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

This section contains forward-looking statements. These forward-looking statements are subject to various factors, risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Further, as a result of these factors, risks and uncertainties, the forward-looking events may not occur. Relevant factors, risks and uncertainties include, but are not limited to, those discussed in “Item 1. Business,” and elsewhere in this annual report on Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s beliefs and opinions as of the date of this report. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

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

During the year ended December 31, 2015, there were no significant changes to our critical accounting policies and estimates as reported in this Annual Report on Form 10-K.

Results of Operations

Revenue

During the years ended December 31, 2015 and 2014, we had total revenue of $538,734 and $37,518, respectively, all of which was generated from e-commerce related services. $340,508 was attributed to revenue generated from service flagship stores, $108,114 was attributed to revenue generated from technical service stations, and $90,112 was attributed to sales of furniture to showrooms. During the year ended December 31, 2014, the Company earned $22,208 from service flagship stores and $15,310 from Media Integrated Advertising Communication Package. The increase of $501,216 or approximately 1,336% was mainly due to increase in number of service flagship stores from 661 at December 31, 2014 to 1,504 at December 31, 2015.

Cost of revenue

Cost of revenue is mainly comprised of salaries of website administrators, business tax relating to e-commerce and commissions paid to technical service stations.

Cost of revenue for the year ended December 31, 2015 was $4,051,890, compared to $1,278,142 for the year ended December 31, 2014, an increase of $2,773,748, or approximately 217%. The increase was mainly due to the increase in salary of website administrators and commissions paid to technical service stations as a result of more hiring and increase in the number of technical service stations.

Gross loss

Gross loss was $3,513,156 in 2015, an increase of $2,272,532, or approximately 183%, compared to gross loss of $1,240,624 in 2014. The increase was mainly because the increase in cost of e-commerce business outweigh the increase in e-commerce revenue.

Operating expenses

Operating expenses consist of selling, general and administrative expenses and depreciation.

Operating expenses for the year ended December 31, 2015 were $4,829,946, mainly composed of $3,179,485 in selling expenses, $1,467,283 in general and administrative expenses, and $183,178 in depreciation. Operating expenses for the year ended December 31, 2014 were $2,270,821, mainly composed of $1,256,725 in selling expenses, $903,093 in general and administrative expenses, and $111,003 in depreciation. The increase in operating expenses from the year ended December 31, 2014 to 2015 was $2,559,125, or approximately 113%. More staff were hired during 2015 due to the growth of business, which also contributed to the increase in the selling expenses. The average number of staff increased from 92 for 2014 to 374 for 2015.

Other (expenses) income

Other (expenses) income, consists mainly of interest income, other income, other expenses and gain (loss) on disposal of property and equipment.

Other income for the year ended December 31, 2015 was $42,164, compared to other income of $37,865 for the year ended December 31, 2014, an increase of $4,299, or approximately 11%. There was an increase in other expense from $2,866 in 2014 to $64,524 in 2015, which was mainly due to the fee of $50,934 resulting from the early termination of an operating lease agreement on August 21, 2015.

Income tax expense

Income tax expenses were $0 for the years ended December 31, 2015 and 2014.

Net loss

Net loss was $8,366,699 for the year ended December 31, 2015 as compared with $3,474,219 for the year ended December 31, 2014. The increase was mainly the result of an increase in cost of revenue and operating expenses and other expenses.

Other comprehensive income

Other comprehensive income was $557,629 and $117,859 for the years ended December 31, 2015 and 2014, respectively. The change of foreign currency translation gains was primarily caused by the fluctuation in the RMB to U.S. dollar exchange rate in 2015 compared to 2014.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on hand and demand deposits at banks. We had $28,781 and $198,744 of cash and cash equivalents on hand as of December 31, 2015 and 2014, respectively. There was a decrease of $169,963 in our cash and cash equivalents from December 31, 2014 to December 31, 2015.

The decrease in our cash and cash equivalents from December 31, 2014 to December 31, 2015 was largely a combined effect of an increase in net cash used in operating activities of $2,439,876, decrease in net cash used in investing activities of $288,220, and increase in cash provided by financing activities of $2,061,354 on a period-to-period basis.

We require cash for working capital, capital expenditures, repayment of debt, salaries, commissions and related benefits and other operating expenses and income taxes. We expect that our working capital needs will increase for the foreseeable future, as we continue to develop and grow our business. See “Business — General.” For 2016, we are estimating a cash inflow of approximately $4.9 million and an outflow of approximately $5.1 million as we are starting to generate revenue from e-commerce platform.

The following table summarizes our cash flows for the years ended December 31, 2015 and 2014:

	2015	2014
Net cash used in operating activities	$(4,925,650)	$(2,485,774)
Net cash used in investing activities	$(209,986)	$(498,206)
Net cash provided by financing activities	$4,967,846	$2,906,492

Net Cash Used in Operating Activities. Net cash used in operating activities was $4,925,650 for the year ended December 31, 2015 as compared with $2,485,774 for the year ended December 31, 2014. The most significant items affecting the comparison of our operating cash flow for the years ended December 31, 2015 and 2014 are summarized below:

●	Increase in cash loss from operations - Our net loss from operations, excluding depreciation, amortization, bad debt provision and net gain (loss) on disposal of property and equipment, increased by $4,740,616 on a period-to-period basis, from cash loss of $3,363,834 for the year ended December 31, 2014 to $8,104,450 for the year ended December 31, 2015, which negatively impacted our cash flows from operations. The increase in cash loss from operations was mainly due to the increase in the cost of revenue, selling expenses, general and administrative expenses and other expenses.

●	Increase in other payables and accrued expenses - The change in other payables and accrued expenses was $3,195,162 during the year ended December 31, 2015, compared with $1,068,712 for the year ended December 31, 2014. The reason for the increase was mainly due to the growth of our e-commerce business.

Net Cash Used in Investing Activities. Our investing activities for the year ended December 31, 2015 used cash of $209,986 as compared with $498,206 for the year of 2014. The decrease in cash used in investing activities was largely caused by the decrease of $291,277 in purchase of property and equipment in 2015.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $4,967,846 for the year ended December 31, 2015 as compared with $2,906,492 for the year ended December 31, 2014. The increase was mainly due to the increase in advances from related companies and stockholders.

Capital Resources

We had a negative working capital of $15,786,655 and $7,982,920 as of December 31, 2015 and 2014, respectively. The reason for the increase from December 31, 2014 to December 31, 2015 was primarily due to increase in amounts due to related companies and stockholders, other payables and accrued expenses.

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

We are a holding company with no significant revenue-generating operations of our own, and thus any cash flows from operations are and will be generated by Xinyu Xingbang and Guangdong Xingbang. Although there are negative cash flows from operations, the stockholders and related companies agreed to lend more funds to the Company as needed for management to execute its business plan for at least the next twelve months. The WFOE’s ability to make loans or pay dividends are restricted under PRC law and may be restricted under the terms of future indebtedness, its governing documents or other agreements. Based upon the cash on hand, anticipated cash to be received from our operations and the expected availability of cash from Guangdong Xingbang’s stockholders and related companies, we believe that our sources of liquidity will be sufficient to enable us to meet our cash needs for at least the next 12 months. Nevertheless, our liquidity and capital position could be adversely affected by:

●	Loss of revenue from the Ju51Mall;

●	Guangdong Xingbang’s delay or discontinuance of payment of consulting fees under the VIE agreements;

●	Any change of policy on accounts receivable;

●	The enactment of new laws and regulations;

●	Our inability to grow our business as we anticipate by expanding our operation of the new e-commerce business;

●	Any other changes in the cost structure of our underlying business model; and

●	Any of the other risks and uncertainties described in “ Risk Factors” contained in our filings with the SEC.

Debt Obligations

The following is a summary of amounts outstanding under our debt obligations as of December 31, 2015 and December 31, 2014, respectively.

	As of December 31, 2015	As of December 31, 2014
Due to related companies	$9,629,081	$5,173,317
Due to stockholders	1,808,421	1,611,708
Total debt	$11,437,502	$6,785,025

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Balance sheets, as of December 31, 2015 and 2014, and statements of comprehensive loss, stockholders’ deficit and cash flows for each of the two years ended December 31, 2015 and 2014, together with the related notes and the reports of independent registered public accounting firms, are set forth on the “F” pages of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the conclusion of the fiscal year ended December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on our assessment, Mr. Yao, our Chief Executive Officer and Mr. Song, our Interim Chief Financial Officer, determined that, as of December 31, 2015, the evaluation of the effectiveness of our disclosure controls and procedures was completed, and because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2015 due to the material weaknesses described below, we believe that, the financial statements included in this Annual Report on Form 10-K present fairly our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

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

Management assessed our internal control over financial reporting as of and for the year ended December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”) in the report entitled “Internal Control-Integrated Framework.” The 2013 COSO Framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on this assessment using the 2013 COSO Framework criteria, our management concluded that our internal control over financial reporting were not effective, as of December 31, 2015 due to the material weaknesses described below.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2015, management, including our Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 and has determined that our internal control over financial reporting was not effective as December 31, 2015 due to certain material weaknesses including (i) lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements; and (ii) lack of standard charter of accounts and written accounting manual and closing procedures to facilitate preparation of financial statements under U.S. GAAP for financial reporting processes. As a result of such material weaknesses, our disclosure controls and procedures were not effective.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age, and position of our executive officers and directors.  Executive officers are elected annually by our Board.  Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Position
Xiaohong Yao	49	Chairman of the Board, President, Chief Executive Officer
Haigang Song	49	Director, Interim Chief Financial Officer, Treasurer and Secretary
Xiaole Zhan	33	Director, Marketing Manager
Joseph Levinson (1) (2)	39	Director (Chairman of the Audit Committee)
Gangxian Su (1) (2) (3)	50	Director (Chairman of the Compensation Committee)
Xingzheng Tan (2) (3)	60	Director (Chairman of the Nominating and Corporate Governance Committee)
Fei Wu (1) (3)	50	Director

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

(3) Member of the Nominating and Corporate Governance Committee

Xiaohong Yao.  Mr. Yao has been our Chairman of the Board, President and Chief Executive Officer since our inception. Mr. Yao is the founder of Guangdong Xingbang and has been the Chief Executive Officer and President of Guangdong Xingbang since its inception in 2002.  Mr. Yao has been engaged in the media industry for about two decades, and is proficient in digital media management and market operations. Mr. Yao is currently the standing director of the China General Chamber of Commerce, the vice-chairman of the China Foundation of Consumer Protection and the vice-chairman of the Guangdong SME Financial & Listing Promotion Association. Mr. Yao is also Commissioner in the China Planning Assessment Activity and the National After-Sale Assessment Activity, the National Retailer and Supplier Fair Transaction Assessment Activity, which are affiliated with the China General Chamber of Commerce.  Mr. Yao graduated from Sun Yat-sen University with an MBA degree and received a DBA degree from Preston University. Mr. Yao’s extensive experience in the advertising and consulting industry, his acute vision and outstanding leadership capability, as well as his commitment to the Company make him well-qualified in the Board’s opinion to serve as our Chairman of the Board.

Haigang Song. Mr. Song has been a director and the Interim Chief Financial Officer since our inception.  He joined Guangdong Xingbang as a deputy finance controller in July 2006. From February 2005 to June 2006, Mr. Song worked in Guangdong Apples Industrial Co., Ltd as financial manager. Mr. Song graduated from Jiangxi University of Finance & Economics. Mr. Song is a Certified Senior Business Trainer in China. Mr. Song has approximately twenty years of experiences in accounting and financial management. We believe his long-term relationship with Guangdong Xingbang and insight into our business qualifies him as one of our directors.

Xiaole Zhan. Mr. Zhan has been a director since our inception and is the General Manager of Brand Management Center. Mr. Zhan joined Guangdong Xingbang in June 2002 and has since been successively appointed as general manager of the Newspaper Management Center, editor in chief of the Newspaper Management Center, executive manager of the Project Client Department and general manager of the Brand Management Center. Mr. Zhan obtained his bachelor degree from Hunan University of Technology in 2002, majoring in advertising communication. Mr. Zhan is a Certified Senior Business Planner in China. Mr. Zhan has accumulated substantial institutional knowledge of our business and operations. Mr. Zhan’s in-depth knowledge and extensive experience in the media industry and home-furnishing industry make him well positioned for his role as one of our directors.

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

Gangxian Su. Mr. Su was appointed as an independent director and Chairman of our Compensation Committee in June 2011. Mr. Su, as its founder, has been the president of StanChina, which principal business includes communication of international culture, research on media and public policy, art communication activity and training, since 1999. Mr. Su was engaged in media research at the Chinese Academy of Social Sciences during which Mr. Su was in charge of the task group for the Olympics bidding campaign and promotion and was one of initiators for the slogan “New Beijing, New Olympic Sports”. Mr. Su graduated from Communication University of China with a master’s degree. Mr. Su brings a wealth of knowledge to our Board and has proven to possess keen insight into our business.

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

Family Relationship

There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of the Company has, during the last ten years: (i) been convicted in or is currently subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any Federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law; (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto; (iv) been the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:  (a) Any Federal or State securities or commodities law or regulation; or (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; nor (v) been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member (covering stock, commodities or derivatives exchanges, or other SROs).

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

Audit Committee

The Board adopted and approved a charter for the Audit Committee on June 15, 2011. Currently, three directors comprise the Audit Committee: Mr. Levinson, Mr. Su and Mr. Wu. Mr. Levinson serves as the chairman of the Audit Committee. The members of the Audit Committee are currently “independent directors” as that term is defined in NASDAQ Listing Rules and NYSE MKT Company Guide. Mr. Levinson qualifies as an “audit committee financial expert” as that term is defined in applicable regulations of the SEC. Our Audit Committee is responsible for recommending our independent auditors and overseeing our audit activities and certain financial matters to protect against improper and unsound practices and to furnish adequate protection to all assets and records. Our Audit Committee pre-approves all audit and non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services.

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

Code of Ethics

The Company has a code of ethics that applies to all employees, including the Company’s principal executive officer, principal financial officer, and principal accounting officer, as well as to the members of the Board of the Company. A copy of the code is filed as an exhibit to this annual report.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, our directors and executive officers and any persons holding more than 10% of our common stock are required to file with the SEC reports of their initial ownership of our common stock and any changes in ownership of such common stock. Copies of such reports are required to be furnished to us. Based solely upon a review of the Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year ended December 31, 2015, our officers, directors and ten percent stockholders are in compliance with Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Summary

The following table sets forth all cash compensation paid by us for the years ended 2015 and 2014.  The table below sets forth the positions and compensations for the two most highly compensated officers.  All the officers were paid in Renminbi and the amounts reported in this table have been converted from Renminbi to U.S. dollars based on an average exchange rate of RMB6.1620 to $1.00, in 2014 and RMB 6.2827 to $1 in 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xiaohong Yao Chairman, President	2015	$40,492	-	-	-	-	-	-	$40,492
and CEO	2014	$41,318	1,623	-	-	-	-	-	$42,941

Haigang Song CFO, Treasurer and	2015	$19,482	-	-	-	-	-	-	$19,482
Secretary	2014	$19,896	599	-	-	-	-	-	$20,495

Outstanding Equity Awards at Fiscal Year End

We did not grant any stock awards to our executive officers or directors from inception through the date of this report.

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

Executive Employment Contracts

Guangdong Xingbang has entered into employment agreements with Mr. Xiaohong Yao and Mr. Haigang Song. Each of these employment agreements are based on the form labor contract as required by PRC labor contract laws.  The term of Mr. Yao’s employment is from July 1, 2014 to June 30, 2017 and Mr. Yao is paid a monthly salary of RMB 20,000 (approximately $3,223) as the CEO. The term of Mr. Song’s employment is from July 1, 2014 to June 30, 2017. Mr. Song is paid a monthly salary of RMB 9,000 (approximately $1,451) as theCFO.  Under these agreements and the PRC labor laws, Guangdong Xingbang is obligated to pay employee compensation equal to one month’s salary for each year Guangdong Xingbang has employed such employee, up to twelve years, upon termination, except, but not limited to, where (1) the employee is held to be criminally liable; (2) the employee’s actions or inactions have resulted in a material adverse effect to Guangdong Xingbang; or (3) the employee seriously violated Guangdong Xingbang’s rule of conduct.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

As of April 13, 2016, there were 81,244,000 shares of common stock outstanding.  The following table sets forth certain information known to us with respect to the beneficial ownership of common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group.  Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Class (2)
Xiaohong Yao	45,000,000	(3)	55.39%
Xiaole Zhan	8,000,000	(4)	9.85%
Haigang Song	-		-
Joseph Levinson	-		-
Gangxian Su	-		-
Xingzheng Tan	-		-
Fei Wu	-		-
All directors and officers as a group (seven people)	53,000,000		65.24%

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

(2) The percentage of class is based on 81,244,000 shares of common stock issued and outstanding as of April 13, 2016.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The table below sets forth details on our transactions with stockholders during the years ended December 31, 2015 and 2014:

	For the years ended December 31,
	2015	2014
Transactions with stockholders
- Accrued rent for Guangdong office	$183,361	$186,953
- Rent paid	(91,681)	(186,953)
- Repayment	-	(181,110)
- Loan received	179,859	-
- Expenses paid on behalf of the Company	1,367	-
	$272,906	$(181,110)

On August 11, 2015, the Company obtained a loan for $154,373 from Mr. Yao. The loan is non-interest bearing and due on August 10, 2016.

Guangdong Xingbang currently leases office from Mr. Yao and his spouse pursuant to a three-year lease agreement and pays a monthly rent of RMB96,000 (approximately $14,820). The lease expires on December 31, 2016. We believe the rent is reasonable and in accordance with market prices.

During the year ended December 31, 2015, the Company borrowed $20,069 from Xiaole Zhan, who is a stockholder and director of the Company.  The loan is non-interest bearing and due on demand.

The table below sets forth details on our transactions with related companies during the years ended December 31, 2015 and 2014:

Transactions with related companies	For the year ended December 31,
Xinyu Xingbang Industry Co., Ltd (1)	2015	2014
- Loan received	$4,782,975	$3,586,498
- Expenses paid on behalf of the Company	183,157	-
- Repayment	(175,950)	(498,956)
- Accrued rent	32,470	59,811
Other related companies (2)
- Expenses paid on behalf of the Company	72,505	60
- Repayment	(76,067)	-
	$4,819,090	$3,147,413

(1) Xinyu Xingbang Industry Co., Ltd. (“Xinyu Industry”) is organized in China and Mr. Yao and his wife own 90% and 10% of Xinyu Industry, respectively.

(2) Other related companies include: (i) Zhongxing Decoration; (ii) Xinyu Qiuying Technology Network Co., Ltd where Mr. Yao is a director; (iii) Guangzhou Efee Pay Network Co., Ltd. where Mr. Yao is a director; (iv) Xinyu Media Alliance Advertising Co., Ltd. where Mr. Yao is a director; (v) Guangzhou Cross-Border E-Commerce International Trade Co., Ltd. where Mr. Xiaole Zhan, a stockholder and director of the Company, is the legal representative and. (vi) Haigang Song, Chief Financial Officer and director of the Company.

The Company borrowed $4,782,975 and $3,586,498 from Xinyu Xingbang during the years ended December 31, 2015 and 2014, respectively. The loans are non-interest bearing and due on various dates before December 2016.

Other related companies paid expenses on behalf of the Company of $183,157 and $0 for the years ended December 31, 2015 and 2014, respectively.

The Company made repayment of $252,017 and $498,956 to other related companies for the years ended December 31, 2015 and 2014, respectively. The advances are non-interest bearing and due on demand.

Due to stockholders consist of the following:

	As of December 31, 2015	As of December 31, 2014

Mr. & Mrs. Yao	$1,788,352	$1,611,708
Xiaole Zhan	20,069	-
Total	$1,808,421	$1,611,708

As of December 31, 2015 and December 31, 2014, WFOE owed $771,867 and $805,854, respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 11, 2012 and was due on June 10, 2013. On May 31, 2013, August 7, 2014 and June 11, 2015, the loan was renewed with the same terms and a new due date of June 11, 2016. The proceeds of the loan were used as the capital investment in Xinyu Xingbang.

As of December 31, 2015 and December 31, 2014, Guangdong Xingbang owed $926,240 and $805,854 respectively, to Mr. Yao. The loans are interest free and unsecured and due on June 18, 2016 and August 10, 2016.

As of December 31, 2015 and December 31, 2014, Guangdong Xingbang accrued $88,919 and $0 respectively, to Mr. Yao for the rental of the office premises. The amount due is unsecured and interest free.

Due to related parties consist of the following:

	As of December 31, 2015	As of December 31, 2014

Xinyu Industry - loan payable	$9,346,469	$5,092,991
Xinyu Industry - other advances	272,118	65,760
Zhongxing Decoration	19,385	14,566
Xinyu Qiuying Technology Network Co., Ltd	(1,686)	-
Xinyu Qiuying Technology Network Co., Ltd - Guangzhou Branch	(59,163)	-
Guangzhou EFee Pay Network Co., Ltd	1,517	-
Xinyu Media Alliance Advertising Co., Ltd	49,711	-
Guangzhou Cross-Border E-Commerce International Trade Co., Ltd.	(42)	-
Haigang Song	772	-
Total	$9,629,081	$5,173,317

The Company had various loan agreements with Xinyu Industry as of December 31, 2015 and December 31, 2014. Those loans are non-interest bearing and due on various dates before December 2016.

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

Director Independence

After review of all relevant transactions and relationships between each director, any of their family members, the Company, our executive officers and our independent registered public accounting firm, the Board has affirmatively determined that a majority of our Board is comprised of independent directors. Our current independent directors are: Mr. Levinson, Mr. Su, Mr. Tan and Mr. Wu.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent registered public accounting firms Paritz & Company, P.A. and Baker Tilly Hong Kong Limited, CPA, during the fiscal year ended December 31, 2015 and 2014 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	2014	2015
Audit Fees	$70,292	$79,429
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$70,292	$79,429

Board of Directors Pre-Approval Policies and Procedures

Our audit committee reviewed and approved all audit services provided by Baker Tilly Hong Kong and Paritz & Company, P.A., and has determined that their provision of such services to us during fiscal 2015 is compatible with and did not impair the independence of Baker Tilly Hong Kong and Paritz & Company, P.A. It is the practice of our director to consider and approve in advance all audit and non-audit services provided to us by our independent auditors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

(1) All financial statements

The following financial statements of China Xingbang Industry Group Inc. and Reports of Independent Registered Public Accounting Firms are presented in the “F” pages of this report:

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)  Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant (1)
3.2	Certificate of Amendment to the Articles of Incorporation (1)
3.3	Bylaws of the Registrant (1)
10.1	Share Exchange Agreement (1)
10.2	Consulting Services Agreement dated May 13, 2011 between Guangdong Xingbang and the WFOE (1)
10.3	Operating Agreement dated May 13, 2011 by and among Guangdong Xingbang, its stockholders and the WFOE (1)
10.4	Voting Rights Proxy Agreement dated May 13, 2011 by and among Guangdong Xingbang, its stockholders and the WFOE (1)
10.5	Equity Pledge Agreement dated May 13, 2011 by and among Guangdong Xingbang, its stockholders and the WFOE (1)
10.6	Option Agreement dated May 13, 2011 by and among Guangdong Xingbang, its stockholders and the WFOE (1)
10.7*	English Translation of Form of Franchise Agreement
10.8*	Labor Contract between China Xingbang Industry Group Inc. and Xiaohong Yao
10.9*	Labor Contract between China Xingbang Industry Group Inc. and Haigang Song
10.10	Director Agreement dated June 13, 2011 with Joseph Levinson (2)
10.11	Director Agreement dated June 13, 2011 with Gangxian Su (2)
10.12	Director Agreement dated June 13, 2011 with Xingzheng Tan (2)
10.13	Director Agreement dated June 13, 2011 with Fei Wu (2)
10.14*	Director Agreement dated June 1, 2011 with Xiaole Zhan
14.1	Code of Ethics adopted on June 15, 2011 (2)
21.1	List of Subsidiaries (4)
31.1*	Certification of CEO pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter adopted on June 15, 2011 (3)
99.2	Compensation Committee Charter adopted on June 15, 2011(3)
99.3	Nominating and Corporate Governance Committee Charter adopted on June 15, 2011(3)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form 10 (File Number 000-54429) filed on June 6, 2011.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on July 19, 2011.
(3)	Incorporated by reference to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on August 9, 2011.
(4)	Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 27, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Xingbang Industry Group Inc.

Date: April 14, 2016	By:	/s/ Xiaohong Yao
Xiaohong Yao, Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Haigang Song
Haigang Song, Interim Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 14, 2016	/s/ Xiaohong Yao
Xiaohong Yao, Chairman, President and Chief Executive Officer (Principal Executive Officer)

April 14, 2016	/s/ Haigang Song
Haigang Song, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

April 14, 2016	/s/ Xiaole Zhan
Xiaole Zhan, Director

April 14, 2016	/s/ Joseph Levinson
Joseph Levinson, Director

April 14, 2016	/s/ Gangxian Su
Gangxian Su, Director

April 14, 2016	/s/ Xingzheng Tan
Xingzheng Tan, Director

April 14, 2016	/s/ Fei Wu
Fei Wu, Director

CHINA XINGBANG INDUSTRY GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of China Xingbang Industry Group, Inc.

We have audited the accompanying consolidated balance sheet of China Xingbang Industry Group, Inc. as of December 31, 2015, and the related consolidated statements of comprehensive loss, stockholders’ deficit, and cash flows for the year ended December 31, 2015. China Xingbang Industry Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Xingbang Industry Group, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 2 to the consolidated financial statements, the Company’s operations resulted in a net loss of $8,366,699 and used cash in operations of $4,925,650 for the year ended December 31, 2015. As of December 31, 2015, the Company had an unappropriated accumulated deficit of $16,867,141, a stockholders’ deficit of $15,088,039, and a working capital deficiency of $15,786,655. In the course of its development activities, the Company continues to sustain losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hackensack, NJ
April 14, 2016

F-2

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

/s/ BAKER TILLY HONG KONG LIMITED

Certified Public Accountants

Hong Kong

March 27, 2015

CHINA XINGBANG INDUSTRY GROUP INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2015	2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,781	$198,744
Accounts receivable, net	15,437	16,117
Prepaid expenses and other current assets	312,911	262,668
Total Current Assets	357,129	477,529

PROPERTY AND EQUIPMENT, NET	698,616	703,951
TOTAL ASSETS	$1,055,745	$1,181,480

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$4,706,282	$1,675,424
Due to stockholders	1,808,421	1,611,708
Due to related companies	9,629,081	5,173,317
Total Current Liabilities	16,143,784	8,460,449

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock ($0.001 par value, 60,000,000 shares authorized, no shares issued as of December 31, 2015 and 2014)	-	-
Common stock ($0.001 par value, 300,000,000 shares authorized and 81,244,000 shares issued and outstanding as of December 31, 2015 and 2014 respectively)	81,244	81,244
Additional paid-in capital	959,330	959,330
Unappropriated accumulated deficit	(16,867,141)	(8,500,442)
Appropriated retained earnings	72,493	72,493
Accumulated other comprehensive income	666,035	108,406
Total Stockholders' Deficit	(15,088,039)	(7,278,969)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,055,745	$1,181,480

The accompanying notes are an integral part of these consolidated financial statements.

CHINA XINGBANG INDUSTRY GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended December 31,
	2015	2014

REVENUE
E-commerce	$538,734	$37,518
Total revenue	538,734	37,518

COST OF REVENUE
E-commerce	4,051,890	1,278,142
Total cost of revenue	4,051,890	1,278,142

GROSS LOSS	(3,513,156)	(1,240,624)

OPERATING EXPENSES
Selling expenses	3,179,485	1,256,725
General and administrative expenses	1,467,283	903,093
Depreciation - property and equipment	183,178	111,003
Total operating expenses, net	4,829,946	2,270,821

LOSS FROM OPERATIONS	(8,343,102)	(3,511,445)

OTHER INCOME (EXPENSES)
Interest income	460	1,609
Other income	42,164	37,865
Other expenses	(64,524)	(2,866)
Gain (loss) on disposal of property and equipment, net	(1,697)	618
Total other income (expenses), net	(23,597)	37,226

LOSS BEFORE INCOME TAXES	(8,366,699)	(3,474,219)

Income tax expense	-	-

NET LOSS	(8,366,699)	(3,474,219)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	557,629	117,859

COMPREHENSIVE LOSS	$(7,809,070)	$(3,356,360)

Net loss per share
- basic and diluted	$(0.10)	$(0.04)

Weighted average number of shares outstanding during the year
- basic and diluted	81,244,000	81,244,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA XINGBANG INDUSTRY GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

						Accumulated
	Common stock		Additional	Unappropriated	Appropriated	other
	Number of		paid-in	accumulated	retained	comprehensive
	shares	Amount	capital	deficit	earnings	income (loss)	Total

Balance at December 31, 2013	81,244,000	$81,244	$959,330	$(5,026,223)	$72,493	$(9,453)	$(3,922,609)
Net loss	-	-	-	(3,474,219)	-	-	(3,474,219)
Foreign currency translation gain	-	-	-	-	-	117,859	117,859
Balance at December 31, 2014	81,244,000	81,244	959,330	(8,500,442)	72,493	108,406	(7,278,969)
Net loss	-	-	-	(8,366,699)	-	-	(8,366,699)
Foreign currency translation gain	-	-	-	-	-	557,629	557,629
Balance at December 31, 2015	81,244,000	$81,244	$959,330	$(16,867,141)	$72,493	$666,035	$(15,088,039)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA XINGBANG INDUSTRY GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,366,699)	$(3,474,219)
Adjusted to reconcile net loss to cash used in operating activities:
Depreciation - property and equipment	183,178	111,003
Bad debt provision	77,374	-
Loss (gain) on disposal of property and equipment, net	1,697	(618)
Changes in operating assets and liabilities
Accounts receivable	-	(16,228)
Prepaid expenses and other current assets	(140,512)	(234,235)
Other payables and accrued expenses	3,195,162	1,068,712
Accrued rent payable to a related company	32,470	59,811
Accrued rent payable to a stockholder	91,680	-
Net cash used in operating activities	(4,925,650)	(2,485,774)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(210,428)	(501,705)
Proceeds from disposals of property and equipment	442	3,499
Net cash used in investing activities	(209,986)	(498,206)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related companies	4,786,620	3,087,602
Proceeds from (repayment to) stockholders	181,226	(181,110)
Net cash provided by financing activities	4,967,846	2,906,492

EFFECT OF EXCHANGE RATES ON CASH	(2,173)	(7,769)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(169,963)	(85,257)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	198,744	284,001

CASH AND CASH EQUIVALENTS AT END OF YEAR	$28,781	$198,744

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$-	$-
Cash paid for income tax	$-	$-

 The accompanying notes are an integral part of these consolidated financial statements.

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

Pursuant to (i) a series of contractual arrangements between the WFOE, Guangdong Xingbang and all the stockholders of Guangdong Xingbang (ii) the share exchange agreement between Xingbang NV, Xingbang BVI and all the stockholders of Xingbang BVI, and (iii) the WFOE’s 50% equity ownership of Xinyu Xingbang, the results of all these entities are consolidated together. Since they are under common control, the contractual arrangements and share exchange were accounted for as a reorganization of entities under common control .

(B)	Principles of consolidation

The accompanying consolidated financial statements includes China Xingbang Industry Group Inc., its subsidiaries and variable interest entities (“VIEs”) (collectively the “Group”) and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassification

Certain amounts for prior periods have been reclassified to conform to the current period presentation.

(C)	Use of estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include: the estimated useful lives and impairment of property, equipment, and intangible assets and valuation of deferred tax assets.

(D)	Cash and cash equivalents

Cash and cash equivalents including cash on hand and deposits placed with banks or other financial institutions, which are unrestricted as to withdrawal and use and with an original maturity of three months or less.

The Company maintains cash with financial institutions in the People’s Republic of China (“PRC”) which are not insured or otherwise protected. Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution. The Company believes the probability of a bank failure, causing loss to the Company, is remote.

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

The Company did not identify any financial assets or liabilities measured at fair value on a recurring basis in accordance with ASC 820. The carrying values of cash and cash equivalents, net, other current assets, due to related companies and stockholders and other payables and accrued expenses approximate their fair values due to the short maturities of these instruments.

(I)	Revenue recognition

The Company recognizes revenues under ASC 605, Revenue Recognition when all of the following have occurred: persuasive evidence of arrangement with the customer, services have been performed, fees are fixed or determinable and collectability of the fees is reasonably assured.

E-Commerce

The Company provides various e-commerce services to its clients in the PRC based on a negotiated fixed-price time contract for use of its online platform. The clients usually pay the fees in advance when the contract is signed or before the use of e-commerce. The Company recognizes these services-based revenues from contracts when (i) services are rendered; (ii) clients recognized the completion of services; and (iii) collectability is reasonably assured. Fees received in advance are recorded as deferred revenue under current liabilities. The Company also develops other sources of revenue and charges commission on transactions made through the Ju51 mall. Besides the ju51 platform, the Company also signed an agency agreement with Xinyu Zhongxing Decoration Technical Network Company Limited (“Zhongxing Decoration”) as a business strategy partner, which helps finding technical service station, developing and operating channel service, and promotion. As an agency, it shares partial profit from the Company’s e-commerce platform, 5% from the trading commission from each merchant’s transaction in Ju51 platform, 100% from technical service station annual fee, and 10% of the franchise service platform service fee income. Starting from January 2015, in order to have a more direct cooperation with technical service stations, Xinyu Xingbang, Zhongxing Decoration and technical service stations entered into certain three party agreements pursuant to which Zhongxing Decoration shall no longer act as the middle person, allowing Xinyu Xingbang to directly enter into cooperation agreement with technical service stations. Xinyu Xingbang entered into cooperation agreements with technical service stations since January 2015. Xinyu Xingbang is entitled to receive from the technical service stations a service charge of RMB10,000 (approximately $1,600) for one year of training and guidance service to technical service stations.

(J)	Cost of revenue

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

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the profit or loss, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax asset and liabilities on a net basis. As of December 31, 2015 and 2014, the Company has no net deferred tax assets.

(L)	Foreign currency transactions and translation

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

The exchange rates used to translate amounts in HK$ and RMB into US$ for the purposes of preparing the financial statements were as follows:

	December 31, 2015	December 31, 2014
Balance sheet items, except for share capital, additional paid-in capital and accumulated deficit as of year end	US$1=HK$7.8 =RMB6.4778	US$1=HK$7.8 =RMB6.2046

Amounts included in the statements of comprehensive loss and cash flows for the year ended	US$1=HK$7.8 =RMB6.2827	US$1=HK$7.8 =RMB6.1620

The foreign currency translation gains resulting from translation of the financial statements expressed in HK$ and RMB to US$ are reported as other comprehensive income in the statements of comprehensive loss and stockholders’ deficit. Other comprehensive income for the years ended December 31, 2015 and 2014 was $557,629 and $117,859 respectively.

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

(M)	Recent Accounting Pronouncements

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

In November 2015, FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company does not expect these changes to have a material impact on the Company’s consolidated financial statements.

In January 2016, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect these changes to have a material impact on the Company’s consolidated financial statements.

All other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

2.           GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s operations resulted in a net loss of $8,366,699 and used cash in operations of $4,925,650 for the year ended December 31, 2015.  As of December 31, 2015, the Company had an unappropriated accumulated deficit of $16,867,141, a stockholders’ deficit of $15,088,039, and a working capital deficiency of $15,786,655.

In the course of its development activities, the Company continues to sustain losses. The Company expects to finance its operations primarily through capital contributions from stockholders and its affiliates. The Company borrowed from stockholders and related companies a net amount of $4,967,846 during 2015, and the stockholders and related companies agreed to lend more funds to the Company as needed for management to execute its business plan for at least the next twelve months.

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

3.           PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31 consisted of the following:

	2015	2014

Advance to staff	$13,104	$10,775
Prepaid expenses	25,075	134,858
Rental and other deposits paid	15,968	15,325
Other receivables	258,764	101,710
	$312,911	$262,668

4.           PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment, net at December 31:

	2015	2014
Leasehold improvements	$89,615	$93,560
Office equipment	1,015,329	889,769
Motor vehicles	306,418	319,911
	1,411,362	1,303,240
Less: accumulated depreciation	(712,746)	(599,289)
	$698,616	$703,951

Depreciation expenses for the years ended December 31, 2015 and 2014 were $183,178 and $111,003, respectively. Net loss on disposal of property and equipment for the year ended December 31, 2015 was $1,697 and net gain on disposal of property and equipment for the year ended December 31, 2014 was $618.

5.           OTHER PAYABLES AND ACCRUED EXPENSES

 Other payables and accrued expenses at December 31, 2015 and 2014 consist of the following:

	2015	2014

Customer deposits and prepayments	$1,461,759	$1,255,254
Business and other taxes payable	99,000	9,720
Other payables	37,716	6,744
Accrued salary	1,316,728	146,778
Accrued social benefit and housing allowance	1,367,395	176,707
Other accrued expenses	423,684	80,221
	$4,706,282	$1,675,424

6.           OTHER INCOME

For the years ended December 31, 2015 and 2014, the Company recorded other income of $42,164 and $37,865, respectively. The other income is mainly contributed by the government grant from finance bureau.

7.           INCOME TAX

Xingbang NV was incorporated in the United States on April 12, 2011 and has net operating loss carry forwards for income taxes amounting to approximately $1.7 million as of December 31, 2015 which may be available to reduce future years’ taxable income. These net operating loss carry forwards will expire, if not utilized, commencing in 2030. Management believes that the realization of the benefits from these losses appears uncertain due to the Xingbang’s NV limited operating history and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no net deferred tax asset benefit has been recorded. The respective valuation allowance at December 31, 2015 was approximately $4.3 million. The net change in the valuation allowance for 2015 was an increase of approximately $2,120,000.

Xingbang BVI was incorporated in the BVI on March 24, 2011 and under current laws of the BVI and is not subject to tax on income.

Xingbang HK was incorporated in Hong Kong and is subject to the income tax regulation of Hong Kong. No provision for income tax has been made. Xingbang HK has incurred operating loss for the year ended December 31, 2015. The tax loss cannot be carried forward to reduce future years’ taxable income as there was no revenue earned during the year.

The Company's Chinese subsidiaries and VIEs are governed by the Income Tax Law of the PRC concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The Company has net operating loss carry forwards in China for income taxes amounting to approximately $15.2 million as of December 31, 2015 which may be available to reduce future year’s taxable income. These net operating loss carry forwards will expire, if not utilized, commencing in 2016. Management believes that the realization of the benefits from these losses appears uncertain due to continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no net deferred tax asset has been recorded.

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company's effective tax rate for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014

Loss before income taxes	$(8,366,699)	$(3,474,219)

U.S. Statutory rate	(2,928,345)	(1,215,977)
Tax rate difference	808,310	322,465
Non-deductible expenses	-	6,959
Non-taxable income	-	(8,114)
Valuation allowance	2,120,035	963,734
Others	-	(69,067)
Income tax expenses	$-	$-

The provisions for income taxes are summarized as follows:

	For the years ended December 31
	2015	2014
Current	$-	$-
Deferred	(2,120,035)	(963,734)
Valuation allowance	2,120,035	963,734
Total	$-	$-

The tax effects of significant items comprising deferred tax assets as of December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets (liabilities):
Depreciation and amortization of property and equipment and website development cost	$403,265	$467,107
Deferred revenue	61,279	78,610
Payables and accrued expenses	273,777	73,504
Receivables and prepaid expenses	12,447	(4,488)
Bad debt provision	19,344	-
Others	(12,733)	-
Tax loss	3,581,945	1,604,555
	4,339,324	2,219,288
Valuation allowance	(4,339,324)	(2,219,288)
	$-	$-

8.	STOCKHOLDERS’ DEFICIT

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

For the years ended December 31, 2015 and 2014, the Company has no contractually controlled affiliate to its reserve funds based on its net income in accordance with the laws and regulations of the PRC.

9.         COMMITMENTS AND CONTINGENCIES

(A)	Defined contribution retirement plans

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the years ended December 31, 2015 and 2014 were $1,106,830 and $287,072, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B)	Rental leases commitment

Guangdong Xingbang leases office premises from two stockholders (Mr. Yao and his spouse) under an operating lease at a monthly rental of $14,820 until December 31, 2016 pursuant to certain lease agreement.

In September 2013, Guangdong Xingbang lease Zhongshan office premises from an independent third party, Zhongshan Guzhen Asset Management Ltd, pursuant to a lease agreement and pays a monthly rental of $1,767, which expires on August 31, 2018.

In July 2015, Guangdong Xingbang leased premises from an independent individual, Zhifang Wang, pursuant to a lease agreement and pays a monthly rental of $926. The lease shall expire on July 12, 2016.

Xinyu Xingbang leases office premises from Xinyu Xingbang Industry Co., Ltd (“Xinyu Industry”) under an operating lease at a monthly rental of $2,624, which expired on June 30, 2015. Mr. Yao and his spouse own 90% and 10% respectively, of the registered capital of Xinyu Industry. The lease was renewed with the same term which shall expire on June 30, 2018.

In March 2015, Xingyu Xingbang leased premises from an independent third party, Guangdong Guangwu Specialized Market Investment Management Co., Ltd., pursuant to a lease agreement and pays a monthly rental of $932. The lease shall expire on February 28, 2016.

As of December 31, 2015, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:

For the fiscal years ending December 31,
2016	253,025
2017	66,838
2018	39,310
Total	$359,173

Rental expenses for the year ended December 31, 2015 and 2014 was $266,278 and $246,571, respectively.

10.	RELATED PARTY TRANSACTIONS AND BALANCES

Transactions:

	For the years ended December 31,
	2015	2014
Transactions with stockholders
- Accrued rent for Guangdong office	$183,361	$186,953
- Rent paid	(91,681)	(186,953)
- Repayment	-	(181,110)
- Loan received	179,859	-
- Expenses paid on behalf of the Company	1,367	-
	$272,906	$(181,110)

On August 11, 2015, the Company obtained a loan for $154,373 from Mr. Yao. The loan is non-interest bearing and due on August 10, 2016.

The Company has a lease agreement with Mr. Yao. See Note 9 for details.

During the year ended December 31, 2015, the Company borrowed $20,069 from Xiaole Zhan, who is a stockholder and director of the Company.  The loan is non-interest bearing and due on demand.

Transactions with related companies	For the year ended December 31,
Xinyu Xingbang Industry Co., Ltd (a)	2015	2014
- Loan received	$4,782,975	$3,586,498
- Expenses paid on behalf of the Company	183,157	-
- Repayment	(175,950)	(498,956)
- Accrued rent	32,470	59,811
Other related companies (b)
- Expenses paid on behalf of the Company	72,505	60
- Repayment	(76,067)	-
	$4,819,090	$3,147,413

(a) Xinyu Xingbang Industry Co., Ltd. is organized in China and Mr. Yao and his wife, own 90% and 10% of the Company respectively.

The Company borrowed $4,782,975 and $3,586,498 from Xinyu Xingbang during the years ended December 31,2015 and 2014, respectively. The loans are non-interest bearing and due on various dates before December 2016.

The Company signed a lease agreement with Xinyu Xingbang. See Note 9 for details.

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

Xinyu Qiuying Technology Network Co., Ltd is organized in China and Mr. Yao is a director.

Guangzhou Efee Pay Network Co., Ltd. is organized in China and Mr. Yao is a director.

Xinyu Media Alliance Advertising Co., Ltd. is organized in China and Mr. Yao is a director.

Guangzhou Cross-Border E-Commerce International Trade Co., Ltd. is organized in China and Mr. Xiaole Zhan, a stockholder and director of the Company, is the legal representative.

Haigang Song is the Chief Financial Officer and director of the Company.

Other related companies paid expenses on behalf of the Company of $183,157 and $0 for the years ended December 31,2015 and 2014, respectively.

The Company made repayment of $252,017 and $498,956 for the years ended December 31,2015 and 2014, respectively.

The advances are non-interest bearing and due on demand.

Balances:

Due to stockholders consist of the following:

	As of December 31, 2015	As of December 31, 2014

Mr. & Mrs. Yao	$1,788,352	$1,611,708
Xiaole Zhan	20,069	-
Total	$1,808,421	$1,611,708

As of December 31, 2015 and December 31, 2014, WFOE owed $771,867 and $805,854 respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 11, 2012 and was due on June 10, 2013. On May 31, 2013, August 7, 2014 and June 11, 2015, the loan was renewed with the same terms and a renewed due date of June 11, 2016. The proceeds of the loan were used as the capital investment in Xinyu Xingbang.

As of December 31, 2015 and December 31, 2014, Guangdong Xingbang owed $926,240 and $805,854 respectively, to Mr. Yao. The loans are interest free and unsecured and due on June 18, 2016 and August 10, 2016.

As of December 31, 2015 and December 31, 2014, Guangdong Xingbang accrued $88,919 and $0 respectively, to Mr. Yao for the rental of the office premises. The amount due is unsecured and interest free.

Due to related parties consist of the following:

	As of December 31, 2015	As of December 31, 2014

Xinyu Xingbang Industry Co., Ltd - loan payable	$9,346,469	$5,092,991
Xinyu Xingbang Industry Co., Ltd - other advances	272,118	65,760
Xinyu Zhongxing Decoration Technical Network Co., Ltd	19,385	14,566
Xinyu Qiuying Technology Network Co., Ltd	(1,686)	-
Xinyu Qiuying Technology Network Co., Ltd - Guangzhou Branch	(59,163)	-
Guangzhou EFee Pay Network Co., Ltd	1,517	-
Xinyu Media Alliance Advertising Co., Ltd	49,711	-
Guangzhou Cross-Border E-Commerce International Trade Co., Ltd.	(42)	-
Haigang Song	772	-
Total	$9,629,081	$5,173,317

The Company had various loan agreements with Xinyu Xingbang Industry as of December 31, 2015 and December 31, 2014.

Those loans are non-interest bearing and due on various dates before December 2016.

Due to (due from) related parties are non-interest bearing and due on demand.

11.         CONCENTRATIONS AND RISKS

As of December 31, 2015 and 2014, all of the Company’s assets were located in the PRC and Hong Kong and all of the Company’s revenues were derived from customers located in the PRC.

For the year ended December 31, 2015 and 2014, there were no suppliers accounting for 10% or more of the Company’s purchases.

12.         SUBSEQUENT EVENTS

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements.

Exhibit Index

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant (1)
3.2	Certificate of Amendment to the Articles of Incorporation (1)
3.3	Bylaws of the Registrant (1)
10.1	Share Exchange Agreement (1)
10.2	Consulting Services Agreement dated May 13, 2011 between Guangdong Xingbang and the WFOE (1)
10.3	Operating Agreement dated May 13, 2011 by and among Guangdong Xingbang, its stockholders and the WFOE (1)
10.4	Voting Rights Proxy Agreement dated May 13, 2011 by and among Guangdong Xingbang, its stockholders and the WFOE (1)
10.5	Equity Pledge Agreement dated May 13, 2011 by and among Guangdong Xingbang, its stockholders and the WFOE (1)
10.6	Option Agreement dated May 13, 2011 by and among Guangdong Xingbang, its stockholders and the WFOE (1)
10.7*	English Translation of Form of Franchise Agreement
10.8*	Labor Contract between China Xingbang Industry Group Inc. and Xiaohong Yao
10.9*	Labor Contract between China Xingbang Industry Group Inc. and Haigang Song
10.10	Director Agreement dated June 13, 2011 with Joseph Levinson (2)
10.11	Director Agreement dated June 13, 2011 with Gangxian Su (2)
10.12	Director Agreement dated June 13, 2011 with Xingzheng Tan (2)
10.13	Director Agreement dated June 13, 2011 with Fei Wu (2)
10.14*	Director Agreement dated June 1, 2011 with Xiaole Zhan
14.1	Code of Ethics adopted on June 15, 2011 (2)
21.1	List of Subsidiaries (4)
31.1*	Certification of CEO pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter adopted on June 15, 2011 (3)
99.2	Compensation Committee Charter adopted on June 15, 2011(3)
99.3	Nominating and Corporate Governance Committee Charter adopted on June 15, 2011(3)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form 10 (File Number 000-54429) filed on June 6, 2011.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on July 19, 2011.
(3)	Incorporated by reference to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on August 9, 2011.
(4)	Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 27, 2015.