Form 10-Q
period 2016-03-31
China Xingbang Industry Group Inc.
filed 2016-06-15
CIK 1521222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

No. 1108 Sai Wei Avenue Hi-Tech Development Zone, Xinyu City Jiangxi Province, P.R.C. 338004

(Address of principal executive offices) (Zip Code)

+ 86 79 07123318
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 81,244,000 shares of common stock, par value $0.001, as of June 14, 2016.

CHINA XINGBANG INDUSTRY GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

* * *

In this quarterly report, unless otherwise specified or the context otherwise requires, the terms “we” “us,” “our,” and the “Company” refer to China Xingbang Industry Group Inc. and our consolidated subsidiaries and variable interest entities taken together as a whole.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA XINGBANG INDUSTRY GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

CONTENTS

Pages

Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (Unaudited)	2

Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015 (Unaudited)	3

Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (Unaudited)	4

Notes to the Consolidated Financial Statements (Unaudited)	5 - 12

CHINA XINGBANG INDUSTRY GROUP INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of	As of
	March 31,	December 31,
	2016	2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$30,478	$28,781
Accounts receivable	14,888	15,437
Prepaid expenses and other current assets	272,159	312,911
Total Current Assets	317,525	357,129

PROPERTY AND EQUIPMENT, NET	579,080	698,616
TOTAL ASSETS	$896,605	$1,055,745

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$8,215	$-
Other payables and accrued expenses	4,906,034	4,706,282
Due to stockholders	1,846,556	1,808,421
Due to related companies	9,702,685	9,629,081
Total Current Liabilities	16,463,490	16,143,784

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock ($0.001 par value, 60,000,000 shares authorized, no shares issued as of March 31, 2016 and December 31, 2015)	-	-
Common stock ($0.001 par value, 300,000,000 shares authorized, 81,244,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015)	81,244	81,244
Additional paid-in capital	959,330	959,330
Unappropriated accumulated deficit	(17,255,970)	(16,867,141)
Appropriated retained earnings	72,493	72,493
Accumulated other comprehensive income	576,018	666,035
Total Stockholders' Deficit	(15,566,885)	(15,088,039)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$896,605	$1,055,745

The accompanying notes are an integral part of the consolidated financial statements.

CHINA XINGBANG INDUSTRY GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended March 31,
	2016	2015

REVENUE	$116,334	$43,836

COST OF REVENUE	124,415	848,534

GROSS LOSS	(8,081)	(804,698)

OPERATING EXPENSES
Selling expenses	92,271	727,271
General and administrative expenses	210,068	372,190
Depreciation – property and equipment	47,444	40,071
Total Operating Expenses	349,783	1,139,532

LOSS FROM OPERATIONS	(357,864)	(1,944,230)

OTHER (EXPENSES) INCOME, NET
Interest income	5	268
Other income	10,245	817
Other expenses	(489)	(861)
(Loss) gain on disposal of property and equipment	(40,726)	(407)
Total Other (Expenses) Income, net	(30,965)	(183)

LOSS BEFORE TAX PROVISION	(388,829)	(1,944,413)

Income tax provision	-	-

NET LOSS	(388,829)	(1,944,413)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(90,017)	(18,149)

TOTAL COMPREHENSIVE LOSS	$(478,846)	$(1,962,562)

Net loss per share
- basic and diluted	$(0.00)	$(0.02)

Weighted average number of shares outstanding during the period
- basic and diluted	81,244,000	81,244,000

The accompanying notes are an integral part of the consolidated financial statements.

CHINA XINGBANG INDUSTRY GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(388,829)	$(1,944,413)
Adjusted to reconcile net loss to net cash used in operating activities:
Depreciation – property and equipment	47,444	40,071
Loss on disposal of property and equipment	40,726	407
Changes in operating assets and liabilities
Accounts receivables	612	-
Prepaid expenses and other current assets	41,608	(913,853)
Accounts payable	8,100	-
Other payables and accrued expenses	175,687	563,542
Accrued rent payable to a related company	7,799	8,178
Accrued rent payable to a stockholder	29,360	-
Net cash used in operating activities	(37,493)	(2,246,068)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(36,824)
Proceeds from disposals of property and equipment	32,878	194
Net cash provided by (used in) investing activities	32,878	(36,630)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	20,897	2,478,371
Proceeds from (repayment to) stockholders	-	-
Net cash provided by financing activities	20,897	2,478,371

EFFECT OF EXCHANGE RATES ON CASH	(14,585)	1,435

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,697	197,108

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,781	198,744

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,478	$395,852

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$-	$-

Cash paid for income tax	$-	$-

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position as of March 31, 2016, the results of operations and cash flows for the three months ended March 31, 2016 and 2015. The consolidated results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes of the Company for the year ended December 31, 2015 as included in our Annual Report on Form 10-K.

Reclassification

Certain amounts for prior periods have been reclassified to conform to the current period presentation.

NOTE 2	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s operations resulted in a net loss of $388,829 and used cash in operations of $58,688 for the three months ended March 31, 2016. As of March 31, 2016, the Company had an unappropriated accumulated deficit of $17,255,970, a working capital deficiency of $16,145,965 and a stockholders’ deficit of $15,566,885.

In the course of its development activities, the Company continues to sustain losses. The Company expects to finance its operations primarily through capital contributions from stockholders and its affiliates. The Company borrowed $9,702,685 from related companies as of March 31, 2016, and the related parties agreed to lend more funds to the Company as needed for management to execute its business plan for at least the next twelve months.

These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until such time as it can generate sources of recurring revenues and to ultimately attain profitability when the Company’s e-commerce business is fully developed. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As required by ASC 810-10, the Company performs a qualitative assessment to determine whether the Company remains the primary beneficiary of Guangdong Xingbang, which also owns 50% of Xinyu Xingbang. A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and the parties involved in the design of the entity. The Company’s assessment on the involvement with Guangdong Xingbang reveals that the Company has the absolute power to direct the most significant activities that impact the economic performance of Guangdong Xingbang. Under the accounting guidance, the Company is deemed to be the primary beneficiary of Guangdong Xingbang and the results of Guangdong Xingbang and Xinyu Xingbang are consolidated in the Company’s group financial statements for financial reporting purposes. As of March 31, 2016 and December 31, 2015, the Company has no equity interest in Guangdong Xingbang; none of the Company’s assets serve as collateral for Guangdong Xingbang; creditors of Guangdong Xingbang have no recourse to the Company; and the Company has not provided any guarantees to Guangdong Xingbang.

The assets and liabilities associated with Guangdong Xingbang and Xinyu Xingbang are combined and presented on a gross basis, prior to consolidation adjustments with other entities in the Group, and are as follows:

	As of March 31, 2016	As of December 31, 2015
	(Unaudited)
Cash and cash equivalents	$7,455	$5,783
Accounts receivable, net	14,888	15,437
Prepaid expenses and other current assets	272,159	312,911
Due from group companies	1,709,182	1,623,251
Property and equipment, net	579,080	698,616
Total assets	$2,582,764	$2,655,998

Accounts payable	$8,215	$-
Deferred revenue	51,154	50,919
Other payables and accrued expenses	4,775,255	4,587,362
Due to group companies	452,761	422,527
Due to a stockholder	1,092,616	1,036,554
Due to related companies	9,733,840	9,660,093
Total current liabilities	16,113,841	15,757,455
Deficit of variable interest entities	(13,531,077)	(13,101,457)
Total liabilities and stockholders’ deficit	$2,582,764	$2,655,998

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

The accompanying consolidated financial statements include the financial statements of China Xingbang, its wholly owned subsidiaries, Xingbang BVI, Xingbang HK and the WFOE, its contractually controlled affiliate, Guangdong Xingbang, and Xinyu Xingbang which is 50% owned by Guangdong Xingbang and 50% owned by WFOE.

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

In March 2016, FASB issued ASU 2016-08, "Revenue from Contract with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The intention of this ASU is to improve the operability and understandability of the implementation guidance on principal versus agent considerations. This ASU is effective for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted, but not earlier than annual and interim periods beginning on or after December 15, 2016, for public entities. The Company is currently evaluating the potential impact of adopting this new standard on its consolidated statements and related disclosures.

All other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 7	OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses consisted of the following:

	As of March 31, 2016	As of December 31, 2015

Customers deposits and prepayments	$1,473,043	$1,461,759
Business and other taxes payable	106,183	99,000
Other payables	27,897	37,716
Accrued salary	1,451,233	1,316,728
Accrued social benefit and housing allowance	1,439,486	1,367,395
Other accrued expenses	408,192	423,684
	$4,906,034	$4,706,282

NOTE 8	COMMITMENTS AND CONTINGENCIES

(a) Defined contribution retirement plans

The full time employees of Guangdong Xingbang and Xinyu Xingbang are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the three months ended March 31, 2016 and 2015 were $56,955, and $229,998 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(b) Rental leases commitment

Guangdong Xingbang leases office premises from two stockholders (Mr. Yao and his spouse) under an operating lease at a monthly rental of $14,680 which shall expire on December 31, 2016 pursuant to certain lease agreement.

In September 2013, Guangdong Xingbang leased Zhongshan office premises from an independent third party, Zhongshan Guzhen Asset Management Ltd, pursuant to a lease agreement at a monthly rental of $1,750. The lease shall expire on August 31, 2018.

In July 2015, Guangdong Xingbang leased premises from an independent individual, Zhifang Wang, pursuant to a lease agreement and pays a monthly rental of $926. The lease shall expire on July 12, 2016.

Xinyu Xingbang leases office premises from Xinyu Xingbang Industry Co., Ltd (“Xinyu Industry”) under an operating lease at a monthly rental of $2,600, which expired on June 30, 2018. Mr. Yao and his spouse own 90% and 10% respectively, of the registered capital of Xinyu Industry.

In March 2015, Xingyu Xingbang leased premises from an independent third party, Guangdong Guangwu Specialized Market Investment Management Co., Ltd., pursuant to a lease agreement and pays a monthly rental of $967. The lease expired on February 28, 2016.

As of March 31, 2016, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:

Nine months ending December 31, 2016	$174,027
Fiscal years ending December 31,
2017	52,203
2018	29,603
Total	$255,833

Rental expenses for the three months ended March 31, 2016 and 2015 were $61,783 and $62,996 respectively.

(c) Capital commitment

As of March 31, 2016, the Company had contracted capital commitment of $280,863 for the purchase of office equipment.

NOTE 9	RELATED PARTY TRANSACTIONS AND BALANCES

Transactions:

	For the three months ended March 31,
	2016	2015
Transactions with stockholders
- Accrued rent for Guangdong office	$29,360	$46,183
- Rent paid	-	(46,183)
	$29,360	$-

On August 11, 2015, the Company obtained a loan for $160,059 from Mr. Yao. The loan is non-interest bearing and due on August 10, 2016.

The Company has a lease agreement with Mr. Yao. See Note 8 for details.

Transactions with related companies	For the three months ended March 31,
Xinyu Xingbang Industry Co., Ltd (a)	2016	2015
- Loan received	$-	$2,446,721
- Expenses paid on behalf of the company	14,171	-
- Repayment	(459)	-
- Accrued rent	7,799	8,178
Other related companies (b)
- Expenses paid on behalf of company	-	23,472
- Repayment	(614)	-
	$20,897	$2,478,371

(a) Xinyu Xingbang Industry Co., Ltd. is organized in China and Mr. Yao and his wife, own 90% and 10% of the Company respectively.

The Company borrowed $0 and $2,446,721 from Xinyu Xingbang during the three months ended March 31, 2016 and 2015, respectively. The loans are non-interest bearing and due on various dates before September 2016.

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

Xinyu Qiuying Technology Network Co., Ltd is organized in China and Mr. Yao is a director.

Guangzhou Efee Pay Network Co., Ltd. is organized in China and Mr. Yao is a director.

Xinyu Media Alliance Advertising Co., Ltd. is organized in China and Mr. Yao is a director.

Other related companies paid expenses on behalf of the Company for $0 and $23,472 for the three months ended March 31, 2016 and 2015, respectively.

The Company made repayment of $1,073 during the three months ended March 31, 2016 and did not make any repayment during the same period in 2015.

The advances are non-interest bearing and due on demand.

Balances:

Due to stockholders consist of the following:

	As of March 31, 2016	As of December 31, 2015

Mr. & Mrs. Yao	$1,846,556	$1,808,421

As of March 31, 2016 and December 31, 2015, WFOE owed $775,434 and $771,867 respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 11, 2012 and was due on June 10, 2013. On May 31, 2013, August 7, 2014 and June 11, 2015, the loan was renewed with the same terms and a renewed due date of June 11, 2016. The proceeds of the loan were used as the capital investment in Xinyu Xingbang.

As of March 31, 2016 and December 31, 2015, Guangdong Xingbang owed $930,521 and $926,240 respectively, to Mr. Yao. The loans are interest free and unsecured and due on June 18, 2016 and August 10, 2016.

As of March 31, 2016 and December 31, 2015, Guangdong Xingbang accrued $119,107 and $88,919 respectively, to Mr. Yao for the rental of the office premises. The amount due is unsecured and interest free.

Due to related companies consist of the following:

	As of March 31, 2016	As of December 31, 2015

Xinyu Xingbang Industry Co., Ltd - loan payable	$9,465,657	$9,346,469
Xinyu Xingbang Industry Co., Ltd - other advances	213,593	272,118
Xinyu Zhongxing Decoration Technical Network Co., Ltd	27,229	19,385
Xinyu Qiuying Technology Network Co., Ltd	(1,807)	(1,686)
Xinyu Qiuying Technology Network Co., Ltd - Guangzhou Branch	(59,436)	(59,183)
Xinyu Qiuying Technology Network Co., Ltd - Beijing Branch	(78)	-
Guangzhou EFee Pay Network Co., Ltd	1,446	1,517
Xinyu Media Alliance Advertising Co., Ltd	55,425	49,711
Guangzhou Cross-Border E-Commerce International Trade Co., Ltd.	(119)	(42)
	775	772
Total	$9,702,685	$9,629,081

The Company had various loan agreements with Xinyu Xingbang Industry as of March 31, 2016 and December 31, 2015.

Those loans are non-interest bearing and due on various dates before December 2016.

Due to (due from) related parties are non-interest bearing and due on demand.

NOTE 10	CONCENTRATIONS AND CREDIT RISKS

As of March 31, 2016 and December 31, 2015, all of the Company’s assets were located in the PRC and Hong Kong and all of the Company’s revenues were derived from customers located in the PRC.

For the three months ended March 31, 2016 and 2015, there were no suppliers accounting for 10% or more of the Company’s purchases.

For the three months ended March 31, 2016 and 2015, there were no customers accounting for 10% or more of the Company’s sales.

NOTE 11	INCOME TAX

Xingbang NV was incorporated in the United States on April 12, 2011 and has net operating loss carry forwards for income taxes amounting to approximately $1.7 million as of March 31, 2016 which may be available to reduce future years’ taxable income. These net operating loss carry forwards will expire, if not utilized, commencing in 2030. Management believes that the realization of the benefits from these losses appears uncertain due to the Xingbang’s NV limited operating history and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no net deferred tax asset benefit has been recorded.

Xingbang BVI was incorporated in the BVI on March 24, 2011 and under current laws of the BVI and is not subject to tax on income.

Xingbang HK was incorporated in Hong Kong and is subject to the income tax regulation of Hong Kong. No provision for income tax has been made. Xingbang HK has incurred operating loss for the three months ended March 31, 2016.

The Company's Chinese subsidiaries and VIEs are governed by the Income Tax Law of the PRC concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The Company has net operating loss carry forwards in China for income taxes amounting to approximately $9.9 million as of March 31, 2016 which may be available to reduce future year’s taxable income. These net operating loss carry forwards will expire, if not utilized, commencing in 2016. Management believes that the realization of the benefits from these losses appears uncertain due to continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no net deferred tax asset has been recorded.

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company's effective tax rate is as follows:

	Three Months Ended
	March 31
	2016	2015
U.S. Statutory rate	$(136,090)	$(680,545)
Tax rate difference	36,395	194,441
Change of valuation allowance	99,695	486,104
Effective tax rate	$-	$-

The provisions for income taxes are summarized as follows:

Three Months Ended
March 31
	2016	2015
Current	$-	$-
Deferred	-	-
Total	$-	$-

NOTE 12	SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the company has analyzed its operations subsequent to March 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition should be read together with our consolidated group financial statements and the notes thereto and other financial information, which are included in this quarterly report. Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In addition, our financial statements and the financial information included in this report reflect our organization transactions and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

This section contains forward-looking statements. These forward-looking statements are subject to various factors, risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Further, as a result of these factors, risks and uncertainties, the forward-looking events may not occur. Relevant factors, risks and uncertainties include, but are not limited to, those discussed in “Item 1. Business” and elsewhere in our annual report on Form 10-K for the fiscal year ended December 31, 2015. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s beliefs and opinions as of the date of this report. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

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

During the three months ended March 31, 2016, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Revenue

During the three months ended March 31, 2016 and 2015, we had total revenue of $116,334 and $43,836, respectively, all of which was generated from e-commerce related services. $64,186 was attributed to revenue generated from service flagship stores and $52,148 was attributed to revenue generated from technical service stations. The increase of $72,498 or approximately 165% was mainly due to increase in number of service flagship stores from 1,121 at March 31, 2015 to 1,504 at March 31, 2016.

Cost of Revenue

Cost of revenue is mainly comprised of salaries of website administrators, business tax relating to e-commerce and commissions paid to technical service stations.

Cost of revenue for the three months ended March 31, 2016 was $124,415, compared to $848,534 for the three months ended March 31, 2015, with a decrease of $724,119, or approximately 85%. The decrease was mainly due to the decrease in employee salaries as a result of a large scale layoff of staff during the current period because of our weakening business operation.

Gross Loss

Gross loss was $8,081 during the three months ended March 31, 2016, a decrease of $796,617, or approximately 99%, compared to gross loss of $804,698 during the same period in 2015. The decrease was mainly due to the decrease in employee salaries resulting from the large scale decrease in staff during the current period.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and depreciation.

Operating expenses for the three months ended March 31, 2016 were $349,783, mainly composed of $92,271 in selling expenses, $210,068 in general and administrative expenses, and $47,444 in depreciation. Operating expenses for the three months ended March 31, 2015 were $1,139,532, mainly composed of $727,271 in selling expenses, $372,190 in general and administrative expenses, and $40,071 in depreciation. The decrease in operating expenses from the three months ended March 31, 2016 to 2015 was $789,749, or approximately 69%. The decrease was primarily due to less commissions paid and a substantial decrease in the number of employees.

Other (expenses) Income

Other (expenses) income consists mainly of interest income, other income, other expenses and gain (loss) on disposal of property and equipment.

Total other expense for the three months ended March 31, 2016 was $30,695, compared to other expense of $183 for the three months ended March 31, 2015, an increase of $30,782, or approximately 16,821%. The increase was due to the increase in loss on disposal of office equipment of Xinyu Xingbang in the current period.

Income Tax Expense

Income tax expense was $0 for the three months ended March 31, 2016 and 2015.

Net Loss

Net loss was $388,829 for the three months ended March 31, 2016 as compared with $1,944,413 for the three months ended March 31, 2015. The decrease was mainly the result of the decrease in cost of revenue and operating expenses and other expenses.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on hand and demand deposits at banks. We had $30,478 and $28,781 of cash and cash equivalents on hand as of March 31, 2016 and December 31, 2015, respectively. There was an increase of $1,697 in our cash and cash equivalents from December 31, 2015 to March 31, 2016.

The increase in our cash and cash equivalents from December 31, 2015 to March 31, 2016 was largely a combined effect of a decrease in net cash used in operating activities of $37,493, increase in net cash provided by investing activities of $32,878, and increase in cash provided by financing activities of $20,897 on a period-to-period basis.

We require cash for working capital, capital expenditures, repayment of debt, salaries, commissions and related benefits and other operating expenses and income taxes. We expect that our working capital needs will increase for the foreseeable future, as we continue to develop and grow our business.

The following table summarizes our cash flows for the three months ended March 31, 2016 and 2015:

	Three months ended March 31
	2016	2015
Net cash used in operating activities	$(37,493)	$(2,246,068)
Net cash used in investing activities	$32,878	$(36,630)
Net cash provided by financing activities	$20,897	$2,478,371

Net Cash Used in Operating Activities. Net cash used in operating activities was $58,688 and $2,246,068 for the three months ended March 31, 2016 and 2015 respectively. The most significant items affecting our operating cash flow for the three months ended March 31, 2016 and 2015 are summarized below:

●	Decrease in cash loss from operations - Our net loss from operations, excluding depreciation, amortization, bad debt provision and net gain (loss) on disposal of property and equipment, decreased by $1,603,276 on a period-to-period basis, from cash loss of $1,903,935 for the three months ended March 31, 2015 to $300,659 for the three months ended March 31, 2016, which negatively impacted our cash flows from operations. The decrease in cash loss from operations was mainly due to the decrease in the cost of revenue, selling expenses, general and administrative expenses and other expenses as a result of the layoff of a substantial number of employees and weakening business operation.

●	Increase in other payables and accrued expenses - The change in other payables and accrued expenses was $175,687 during the three months ended March 31, 2016, compared with $563,542 for the three months ended March 31, 2015. The increase was mainly due to the growth of our e-commerce business.

Net Cash Used in Investing Activities. Our investing activities for the three months ended March 31, 2016 provided cash of $32,878 as compared with used cash of $36,630 for the three months ended March 31, 2015. The increase in cash provided by investing activities was largely caused by the increase of $32,684 in proceeds from disposal of property and equipment in 2016.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $20,897 for the three months ended March 31, 2016 as compared with $2,478,371 for the three months ended March 31, 2015. The decrease was mainly due to the decrease in advances from related companies and stockholders.

Capital Resources

We had a negative working capital of $16,145,965 and $15,786,655 as of March 31, 2016 and December 31, 2015, respectively. The increase was primarily due to increase in amounts due to related companies and stockholders, other payables and accrued expenses.

We are a holding company with no significant revenue-generating operations of our own, and thus any cash flows from operations are and will be generated by Xinyu Xingbang. Although there are negative cash flows from operations, the stockholders and related companies agreed to lend more funds to the Company as needed for management to execute its business plan for at least the next twelve months. The WFOE’s ability to make loans or pay dividends are restricted under PRC law and may be restricted under the terms of future indebtedness, its governing documents or other agreements. Based upon the cash on hand, anticipated cash to be received from our operations and the expected availability of cash from Guangdong Xingbang’s stockholders and related companies, we believe that our sources of liquidity will be sufficient to enable us to meet our cash needs for at least the next 12 months. Nevertheless, our liquidity and capital position could be adversely affected by:

●	Loss of revenue from the Ju51Mall;

●	Guangdong Xingbang’s delay or discontinuance of payment of consulting fees under the VIE agreements;

●	Any change of policy on accounts receivable;

●	The enactment of new laws and regulations;

●	Our inability to grow our business as we anticipate by expanding our operation of the new e-commerce business;

●	Any other changes in the cost structure of our underlying business model; and

●	Any of the other risks and uncertainties described in “ Risk Factors” contained in our filings with the SEC.

Debt Obligations

The following is a summary of amounts outstanding under our debt obligations as of March 31, 2016 and December 31, 2015, respectively.

	As of March 31, 2016	As of December 31, 2015
Due to related companies	$9,702,685	$9,629,081
Due to stockholders	1,846,556	1,808,421
Total debt	$11,549,241	$11,437,502

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2016 and has determined that our disclosure controls and procedures were not effective as of March 31, 2016 due to certain material weaknesses, including: (i) a lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements; and (ii) a lack of standard charter of accounts and written accounting manual and closing procedures to facilitate preparation of financial statements under U.S. GAAP for financial reporting processes.

Limitations on the Effectiveness of Disclosure Controls

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Xingbang Industry Group Inc.

Date: June 15, 2016	By:	/s/ Xiaohong Yao
Xiaohong Yao, Chairman, President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Haigang Song
Haigang Song, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

 *Filed herewith.

**Furnished herewith.