Form 10-Q
period 2016-06-30
China Xingbang Industry Group Inc.
filed 2016-08-22
CIK 1521222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 81,244,000 shares of common stock, par value $0.001, as of August 19, 2016.

CHINA XINGBANG INDUSTRY GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

* * *

In this quarterly report, unless otherwise specified or the context otherwise requires, the terms “we” “us,” “our,” and the “Company” refer to China Xingbang Industry Group Inc. and our consolidated subsidiaries and variable interest entities taken together as a whole.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA XINGBANG INDUSTRY GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

CONTENTS

Pages

Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 (Unaudited)	2

Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2016 and 2015 (Unaudited)	3

Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (Unaudited)	4

Notes to the Consolidated Financial Statements (Unaudited)	5 - 11

CHINA XINGBANG INDUSTRY GROUP INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of	As of
	June 30,	December 31,
	2016	2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$23,052	$28,781
Accounts receivable, net	14,445	15,437
Prepaid expenses and other current assets	251,524	312,911
Total Current Assets	289,021	357,129

PROPERTY AND EQUIPMENT, NET	508,884	698,616
TOTAL ASSETS	$797,905	$1,055,745

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$11,971	$-
Other payables and accrued expenses	4,625,103	4,706,282
Due to stockholders	1,812,424	1,808,421
Due to related companies	9,527,223	9,629,081
Total Current Liabilities	15,976,721	16,143,784

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock ($0.001 par value, 60,000,000 shares authorized, no shares issued as of June 30, 2016 and December 31, 2015)	-	-
Common stock ($0.001 par value, 300,000,000 shares authorized, 81,244,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015)	81,244	81,244
Additional paid-in capital	959,330	959,330
Unappropriated accumulated deficit	(17,332,672)	(16,867,141)
Appropriated retained earnings	72,493	72,493
Accumulated other comprehensive income	1,040,789	666,035
Total Stockholders' Deficit	(15,178,816)	(15,088,039)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$797,905	$1,055,745

The accompanying notes are an integral part of the consolidated financial statements.

CHINA XINGBANG INDUSTRY GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

REVENUE	$67,771	$183,653	$184,105	$227,489

COST OF REVENUE	11,364	1,354,903	135,779	2,203,437

GROSS PROFIT (LOSS)	56,407	(1,171,250)	48,326	(1,975,948)

OPERATING EXPENSES
Selling expenses	24,450	1,165,456	116,721	1,892,727
General and administrative expenses	54,351	378,046	264,419	750,236
Depreciation – property and equipment	53,881	44,947	101,325	85,018
Total Operating Expenses	132,682	1,588,449	482,465	2,727,981

LOSS FROM OPERATIONS	(76,275)	(2,759,699)	(434,139)	(4,703,929)

OTHER (EXPENSES) INCOME, NET
Interest income	2	171	7	439
Other income	10	717	16,138	1,534
Other expenses	(409)	(1,530)	(898)	(2,391)
Loss on disposal of property and equipment	(30)	(1,243)	(46,639)	(1,650)
Total Other (Expenses) Income, net	(427)	(1,885)	(31,392)	(2,068)

LOSS BEFORE TAX PROVISION	(76,702)	(2,761,584)	(465,531)	(4,705,997)

Income tax provision	-	-	-	-

NET LOSS	(76,702)	(2,761,584)	(465,531)	(4,705,997)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss) gain	464,771	(1,834)	374,754	(19,983)

TOTAL COMPREHENSIVE LOSS	$388,069	$(2,763,418)	$(90,777)	$(4,725,980)

Net loss per share
- basic and diluted	$(0.00)	$(0.03)	$(0.00)	$(0.06)

Weighted average number of shares outstanding during the period
- basic and diluted	81,244,000	81,244,000	81,244,000	81,244,000

The accompanying notes are an integral part of the consolidated financial statements.

CHINA XINGBANG INDUSTRY GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(465,531)	$(4,705,997)
Adjusted to reconcile net loss to net cash used in operating activities:
Depreciation – property and equipment	101,325	85,018
Loss on disposal of property and equipment	46,639	1,650
Changes in operating assets and liabilities
Accounts receivables	612	-
Prepaid expenses and other current assets	54,378	(946,895)
Accounts payable	12,174	-
Other payables and accrued expenses	36,869	1,367,117
Accrued rent payable to a related company	15,348	16,401
Accrued rent payable to a stockholder	29,379	-
Net cash used in operating activities	(168,807)	(4,182,706)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(210,733)
Proceeds from disposals of property and equipment	32,878	423
Net cash provided by (used in) investing activities	32,878	(210,310)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	126,349	4,282,567
Proceeds from stockholders	21,208	-
Net cash provided by financing activities	147,557	4,282,567

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(17,357)	(33,217)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(5,729)	(143,666)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,781	198,744

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,052	$55,078

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$-	$-

Cash paid for income tax	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

CHINA XINGBANG INDUSTRY GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of China Xingbang Industry Group Inc. ("China Xingbang" or the “Company”), its subsidiaries and variable interest entities (“VIEs”) (collectively the “Group”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete audited financial statements. Unless otherwise specified, all amounts set out in the consolidated financial statements are expressed in US Dollars.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position as of June 30, 2016, the results of operations and comprehensive loss for the three and six months ended June 30, 2016 and 2015 and consolidated statements of cash flows for the six months ended June 30, 2016 and 2015. The consolidated results for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes of the Company for the year ended December 31, 2015 as included in our Annual Report on Form 10-K.

Reclassification

Certain amounts for prior periods have been reclassified to conform to the current period presentation.

NOTE 2	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s operations resulted in a net loss of $465,531 and used cash in operations of $168,807 for the six months ended June 30, 2016. As of June 30, 2016, the Company had an unappropriated accumulated deficit of $17,332,672 and a working capital deficiency of $15,687,700.

In the course of its development activities, the Company continues to sustain losses. The Company expects to finance its operations primarily through capital contributions from stockholders and its affiliates as well as investment from external investors. The Company borrowed from related companies with a balance of $9,527,223 as of June 30, 2016, and the related parties agreed to lend more funds to the Company as needed for management to execute its business plan for at least the next twelve months.

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

Guangdong Xingbang was incorporated in the PRC on January 17, 2005 as a limited liability company. Guangdong Xingbang is a print media advertising operator serving the home furnishing industry in the PRC. Guangdong Xingbang also provides marketing consulting service to clients in the home furnishing industry and local government in the PRC. Starting from August 2011, Guangdong Xingbang began to provide e-commerce services, namely B2B2C (Business-to-Business-to-Consumer) services, to manufacturers and distributors, and brick-and-mortar stores located in different parts of the PRC through an e-commerce platform, referred to as ju51 Mall, developed by Guangdong Xingbang.

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

NOTE 7	OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses consisted of the following:

	As of June 30, 2016	As of December 31, 2015

Customers deposits and prepayments	$1,261,231	$1,461,759
Business and other taxes payable	104,374	99,000
Accrued salary	1,438,077	1,316,728
Accrued social benefit and housing allowance	1,396,622	1,367,395
Other accrued expenses and payables	424,799	461,400
	$4,625,103	$4,706,282

NOTE 8	COMMITMENTS AND CONTINGENCIES

(a) Defined contribution retirement plans

The full time employees of Guangdong Xingbang and Xinyu Xingbang are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the six months ended June 30, 2016 and 2015 were $56,992, and $597,986 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(b) Rental leases commitment

Guangdong Xingbang leases office premises from two stockholders (Mr. Yao and his spouse) for a monthly rent of $14,680 pursuant to an operating lease which was to expire on December 31, 2016. As of April 1, 2016, the lease has been terminated without a termination agreement.

In September 2013, Guangdong Xingbang leased Zhongshan office premises from an independent third party, Zhongshan Guzhen Asset Management Ltd, pursuant to a lease agreement at a monthly rent of $1,750. The lease was to expire on August 31, 2018. As of April 1, 2016, the lease has been terminated without a termination agreement.

Xinyu Xingbang leases office premises from Xinyu Xingbang Industry Co., Ltd (“Xinyu Industry”) at a monthly rent of $2,600 pursuant to a lease, which will expire on June 30, 2018. Mr. Yao and his spouse own 90% and 10% respectively, of the registered capital of Xinyu Industry.

In March 2015, Xingyu Xingbang leased premises from an independent third party, Guangdong Guangwu Specialized Market Investment Management Co., Ltd., pursuant to a lease agreement and paid a monthly rent of $967. The lease was to expire on February 28, 2016. As of January 1, 2016, the lease has been terminated without a termination agreement.

As of June 30, 2016, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:

Six months ending December 31, 2016	$15,608
Fiscal years ending December 31,
2017	31,216
2018	15,608
Total	$62,432

Rental expenses for the three and six months ended June 30, 2016 and 2015 were $7,844, $66,443, $69,627 and $129,439 respectively.

(c) Capital commitment

As of June 30, 2016, the Company had contracted capital commitment of $280,863 for the purchase of office equipment.

NOTE 9	RELATED PARTY TRANSACTIONS AND BALANCES

Transactions:

	For the six months ended June 30,
	2016	2015
Transactions with stockholders
- Accrued rent for Guangdong office	$29,379	$109,917
- Rent paid	-	(109,917)
	$29,379	$-

On August 11, 2015, the Company obtained a loan of $160,059 from Mr. Yao. The loan is non-interest bearing and due on August 10, 2016.

The Company has a lease agreement with Mr. Yao. See Note 8 for details.

Transactions with related companies	For the six months ended June 30,
Xinyu Industry (a)	2016	2015
- Loan received	$40,627	$4,259,095
- Expenses paid on behalf of the company	68,556	-
- Repayment	(3,824)	-
- Accrued rent	15,348	16,401
Other related companies (b)
- Expenses paid on behalf of company	27,633	23,472
- Repayment	(6,643)	-
	$141,697	$4,298,968

(a) Xinyu Industry is organized in China and Mr. Yao and his wife, own 90% and 10% of the Company respectively.

The Company borrowed $40,627 and $4,259,095 from Xinyu Xingbang during the six months ended June 30, 2016 and 2015, respectively. The loans are non-interest bearing and due on various dates before September 2016.

The Company has a lease agreement with Xinyu Industry. See Note 8 for details.

(b) Other related companies also paid expenses on behalf of the Company and the Company made repayments to those companies.

Other related companies include the following entities:

Xinyu Zhongxing Decoration Technical Network Co., Ltd. is organized in China. Mr. Yao and his wife own 80% and 20%, of the company, respectively.

Xinyu Qiuying Technology Network Co., Ltd is organized in China and Mr. Yao is a director of the company.

Guangzhou Efee Pay Network Co., Ltd. is organized in China and Mr. Yao is a director of the company.

Xinyu Media Alliance Advertising Co., Ltd. is organized in China and Mr. Yao is a director of the company.

Other related companies paid expenses on behalf of the Company for $27,633 and $16,401 for the six months ended June 30, 2016 and 2015, respectively. The advances are non-interest bearing and due on demand.

The Company made repayment of $10,467 and $0 for the six months ended June 30, 2016 and 2015, respectively.

Balances:

Due to stockholders consist of the following:

	As of June 30, 2016	As of December 31, 2015

Mr. & Mrs. Yao	$1,812,424	$1,808,421

As of June 30, 2016 and December 31, 2015, WFOE owed $752,344 and $771,867 respectively, to Mr. Yao. The loan is interest free and unsecured. The loan was entered into on May 31, 2012, and the loan period started on June 11, 2012 and was due on June 10, 2013. On May 31, 2013, August 7, 2014 and June 11, 2015, the loan was renewed with the same terms and had a renewed due date of June 11, 2016. The proceeds of the loan were used as the capital investment in Xinyu Xingbang. The loans are currently overdue.

As of June 30, 2016 and December 31, 2015, Guangdong Xingbang owed $902,813 and $805,854 respectively, to Mr. Yao. The loans are interest free, unsecured and were due on June 18, 2016 and August 10, 2016. The loans are currently overdue.

As of June 30, 2016 and December 31, 2015, Guangdong Xingbang accrued rental expenses of $29,379 and $88,919 respectively, to Mr. Yao for the office premises. The amount due is unsecured and interest free.

Due to related parties consist of the following:

	As of June 30, 2016	As of December 31, 2015

Xinyu Xingbang Industry Co., Ltd - loan payable	$9,109,376	$9,346,469
Xinyu Xingbang Industry Co., Ltd - other advances	386,628	272,118
Xinyu Zhongxing Decoration Technical Network Co., Ltd	38,456	19,385
Xinyu Qiuying Technology Network Co., Ltd	(4,161)	(1,686)
Xinyu Qiuying Technology Network Co., Ltd - Guangzhou Branch	(57,667)	(59,183)
Xinyu Qiuying Technology Network Co., Ltd - Beijing Branch	(150)	-
Guangzhou EFee Pay Network Co., Ltd	1,329	1,517
Xinyu Media Alliance Advertising Co., Ltd	53,418	49,711
Guangzhou Cross-Border E-Commerce International Trade Co., Ltd.	(6)	(42)
	-	772
Total	$9,527,223	$9,629,081

The Company had various loan agreements with Xinyu Industry as of June 30, 2016 and December 31, 2015.

Those loans are non-interest bearing and due on various dates before December 2016.

Due to (due from) related parties are non-interest bearing and due on demand.

NOTE 10	CONCENTRATIONS AND CREDIT RISKS

As of June 30, 2016 and December 31, 2015, all of the Company’s assets were located in the PRC and Hong Kong and all of the Company’s revenues were derived from customers located in the PRC.

NOTE 11	INCOME TAX

China Xingbang was incorporated in the United States on April 12, 2011 and has net operating loss carry forwards for income taxes amounting to approximately $1.7 million as of June 30, 2016 which may be available to reduce future years’ taxable income. These net operating loss carry forwards will expire, if not utilized, commencing in 2030. Management believes that the realization of the benefits from these losses appears uncertain due to our operating history and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no net deferred tax asset benefit has been recorded.

Xingbang BVI was incorporated in the BVI on March 24, 2011 and under current laws of the BVI it is not subject to income tax.

Xingbang HK was incorporated in Hong Kong and is subject to the income tax regulation of Hong Kong. No provision for income tax has been made. Xingbang HK has incurred operating loss for the six months ended June 30, 2016.

The Company's Chinese subsidiaries and VIEs are governed by the Income Tax Law of the PRC concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The Company has net operating loss carry forwards in China for income taxes amounting to approximately $9.9 million as of June 30, 2016 which may be available to reduce future year’s taxable income. These net operating loss carry forwards will expire, if not utilized, commencing in 2016. Management believes that the realization of the benefits from these losses appears uncertain due to continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no net deferred tax asset has been recorded.

The reconciliation of income tax expense (benefit) at the U.S. statutory rate of 35% to the Company's effective tax rate is as follows:

	Six Months Ended
	June 30,
	2016	2015
U.S. Statutory rate	$(162,936)	$(1,647,099)
Tax rate difference	41,924	457,613
Change of valuation allowance	121,012	1,189,486
Effective tax rate	$-	$-

The provisions for income taxes are summarized as follows:

Six Months Ended
June 30,
	2016	2015
Current	$-	$-
Deferred	-	-
Total	$-	$-

NOTE 12	SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the company has analyzed its operations subsequent to June 30, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than noted herein.

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

Due to certain technical problems with our Ju51Mall platform and tightening financial resources, our operation has been temporarily suspended since May 2016. Our management is currently seeking financing to continue to fund our operations as well as working with a third party technology company to fix the problems with and further improve our platform. We estimate we will resume operations in the fourth quarter of 2016.

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

During the six months ended June 30, 2016, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations – Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenue

During the three months ended June 30, 2016 and 2015, we had total revenue of $67,771 and $183,653, respectively, all of which was generated from e-commerce related services. $35,517 was attributed to revenue generated from service flagship stores and $32,254 was attributed to revenue generated from technical service stations. The decrease of $115,882 or approximately 63% was mainly because of the temporary suspension of our operations in May 2016.

Cost of Revenue

Cost of revenue is mainly comprised of employee salaries, business tax relating to e-commerce and commissions paid to technical service stations.

Cost of revenue for the three months ended June 30, 2016 was $11,364, compared to $1,354,903 for the three months ended June 30, 2015, with a decrease of $1,343,539, or approximately 99%. The decrease was mainly due to the decrease in employee salaries due to our temporary suspension of business operation since May 2016.

Gross Profit (Loss)

Gross profit was $56,407 during the three months ended June 30, 2016, an increase of $1,227,657, or approximately 105%, compared to gross loss of $1,171,250 during the same period in 2015. The increase was mainly due to the decrease in employee salaries resulting from the temporary suspension of our operation since May 2016.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and depreciation.

Operating expenses for the three months ended June 30, 2016 were $132,682, mainly composed of $24,450 in selling expenses, $54,351 in general and administrative expenses, and $53,881 in depreciation. Operating expenses for the three months ended June 30, 2015 were $1,588,449, mainly composed of $1,165,456 in selling expenses, $378,046 in general and administrative expenses, and $44,947 in depreciation. The decrease in operating expenses was $1,455,767, or approximately 92%. The decrease was primarily due to suspension of a substantial number of employees as a result of the temporary suspension of our operation.

Other Expenses

Other expenses consist mainly of interest income, other income, other expenses and loss on disposal of property and equipment.

Total other expense for the three months ended June 30, 2016 was $427, compared to other expense of $1,885 for the three months ended June 30, 2015, a decrease of $1,458, or approximately 77%. The decrease was due to temporary suspension of our operation since May 2016.

Income Tax Expense

Income tax expense was $0 for the three months ended June 30, 2016 and 2015.

Net Loss

Net loss was $76,702 for the three months ended June 30, 2016 as compared with $2,761,584 for the three months ended June 30, 2015. The decrease was mainly the result of the decrease in cost of revenue and operating expenses and other expenses.

Results of Operations – Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenue

During the six months ended June 30, 2016 and 2015, we had total revenue of $184,105 and $227,489, respectively, all of which was generated from e-commerce related services. $99,702 was attributed to revenue generated from service flagship stores and $84,402 was attributed to revenue generated from technical service stations. The decrease of $43,384 or approximately 19% was mainly due to the temporary suspension of our operations since May 2016.

Cost of Revenue

Cost of revenue mainly comprises of employee salaries, business tax relating to e-commerce and commissions paid to technical service stations.

Cost of revenue for the six months ended June 30, 2016 was $135,779, compared to $2,203,437 for the six months ended June 30, 2015, with a decrease of $2,067,658, or approximately 94%. The decrease was mainly due to the decrease in employee salaries as a result of the suspension of a large number of employees resulting from the temporary suspension of our operation starting in May 2016.

Gross Profit (Loss)

Gross profit was $48,326 during the six months ended June 30, 2016, an increase of $2,024,274, or approximately 102%, compared to gross loss of $1,975,948 during the same period in 2015. The increase was mainly due to the decrease in employee salaries resulting from the temporary suspension of our operation starting in May 2016.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and depreciation.

Operating expenses for the six months ended June 30, 2016 were $482,465, mainly composed of $116,721 in selling expenses, $264,419 in general and administrative expenses, and $101,325 in depreciation. Operating expenses for the six months ended June 30, 2015 were $2,727,981, mainly composed of $1,892,727 in selling expenses, $750,236 in general and administrative expenses, and $85,018 in depreciation. The decrease in operating expenses was $2,245,516, or approximately 82%. The decrease was primarily due to less commissions paid and the suspension of a substantial number of employees.

Other Expenses

Other expenses consist mainly of interest income, other income, other expenses and loss on disposal of property and equipment.

Total other expense for the six months ended June 30, 2016 was $31,392, compared to other expense of $2,068 for the six months ended June 30, 2015, an increase of $29,324, or approximately 1,418%. The increase was due to the increase in loss on disposal of office equipment of Xinyu Xingbang in the current period.

Income Tax Expense

Income tax expense was $0 for the six months ended June 30, 2016 and 2015.

Net Loss

Net loss was $465,531 for the six months ended June 30, 2016 as compared with $4,705,997 for the six months ended June 30, 2015. The decrease was mainly the result of the decrease in cost of revenue and operating expenses and other expenses.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on hand and demand deposits at banks. We had $23,052 and $28,781 of cash and cash equivalents on hand as of June 30, 2016 and December 31, 2015, respectively. There was a decrease of $5,729 in our cash and cash equivalents from December 31, 2015 to June 30, 2016.

The decrease in our cash and cash equivalents from December 31, 2015 to June 30, 2016 was largely a combined effect of a decrease in net cash used in operating activities of $168,807, increase in net cash provided by investing activities of $32,878, and increase in cash provided by financing activities of $147,557 on a period-to-period basis.

We require cash for working capital, capital expenditures, repayment of debt, salaries, commissions and related benefits and other operating expenses and income taxes. We expect that our working capital needs will increase for the foreseeable future, as we continue to develop and grow our business.

The following table summarizes our cash flows for the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
	2016	2015
Net cash used in operating activities	$(168,807)	$(4,182,706)
Net cash provided by (used in) investing activities	$32,878	$(210,310)
Net cash provided by financing activities	$147,557	$4,282,567

Net Cash Used in Operating Activities. Net cash used in operating activities was $168,807 and $4,182,706 for the six months ended June 30, 2016 and 2015 respectively. The most significant items affecting our operating cash flow for the six months ended June 30, 2016 and 2015 are summarized below:

●	Decrease in cash loss from operations - Our net loss from operations, excluding depreciation, amortization, bad debt provision and net gain (loss) on disposal of property and equipment, increased by $4,301,762 on a period-to-period basis, from cash loss of $4,619,329 for the six months ended June 30, 2015 to $317,567 for the six months ended June 30, 2016, which negatively impacted our cash flows from operations. The decrease in cash loss from operations was mainly due to the decrease in the cost of revenue, selling expenses, general and administrative expenses and other expenses as a result of the temporary suspension of a substantial number of employees since May 2016 and weakening business operation.

●	Decrease in other payables and accrued expenses - The change in other payables and accrued expenses was $36,869 during the six months ended June 30, 2016, compared with $1,367,117 for the six months ended June 30, 2015. The decrease was mainly due to the downturn of business.

Net Cash Provided by (Used in) Investing Activities. Our investing activities for the six months ended June 30, 2016 provided cash of $32,878 as compared with cash of $210,310 uses for the six months ended June 30, 2015. The change in cash provided by investing activities was largely caused by the increase of $32,878 in proceeds from disposal of property and equipment in 2016.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $147,557 for the six months ended June 30, 2016 as compared with $4,282,567 for the six months ended June 30, 2015. The decrease was mainly due to the decrease in advances from related companies and stockholders.

Capital Resources

We had a negative working capital of $15,687,700 and $15,786,655 as of June 30, 2016 and December 31, 2015, respectively. The decrease was primarily due to increase in amounts due to related companies and stockholders, prepaid expense and current assets.

We are a holding company with no significant revenue-generating operations of our own, and thus any cash flows from operations are and will be generated by Xinyu Xingbang. Due to certain technical problems with our Ju51Mall platform and tightening financial resources, our operation has been temporarily suspended since May 2016. Our management is currently seeking financing to continue to fund our operations as well as working with a third party technology company to fix the problems with and further improve our platform. We estimate we will resume operations in the fourth quarter of 2016.

Debt Obligations

The following is a summary of amounts outstanding under our debt obligations as of June 30, 2016 and December 31, 2015, respectively.

	As of June 30, 2016	As of December 31, 2015
Due to stockholders	$1,812,424	$1,808,421
Due to related companies	9,527,223	9,629,081
Total debt	$11,339,647	$11,437,502

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2016 and has determined that our disclosure controls and procedures were not effective as of June 30, 2016 due to certain material weaknesses, including: (i) a lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements; and (ii) a lack of standard charter of accounts and written accounting manual and closing procedures to facilitate preparation of financial statements under U.S. GAAP for financial reporting processes.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

China Xingbang Industry Group Inc.

Date: August 22, 2016	By:	/s/ Xiaohong Yao
Xiaohong Yao, Chairman, President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Haigang Song
Haigang Song, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.

**Furnished herewith.

